Form 10-Q
period 2000-03-31
AMERICABILIA COM INC
filed 2000-05-15
CIK 1091356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-29781

                             AMERICABILIA.COM, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                             65-0142472
---------------------------------                          -------------------
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

       9155 LAS VEGAS BOULEVARD SOUTH, SUITE 242, LAS VEGAS, NEVADA 89123
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  702-914-8411
                           ---------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No
                                    ---    ---

     As of May 8, 2000, the Company had 6,652,692 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                   Page
                                                                           ----
Condensed Consolidated Balance Sheets
  at March 31, 2000 and December 31, 1999...................................F-1
Condensed Consolidated Statements of Operations for the
  Three Months ended March 31, 2000 and for the period
  from March 2, 1999 (Date of Inception) through March 31, 1999.............F-3
Condensed Consolidated Statements of Stockholders' Equity for the
  Three Months ended March 31, 2000 and for the period
  from March 2, 1999 (Date of Inception) through March 31, 1999.............F-4
Condensed Consolidated Statements of Cash Flows for the
  Three Months ended March 31, 2000 and for the period
  from March 2, 1999 (Date of Inception) through March 31, 1999 ............F-5
Notes to Condensed Consolidated Financial Statements........................F-7

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                   MARCH 31,   DECEMBER 31,
                                     2000         1999
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents       $   43,845   $  323,127
  Accounts receivable, net           270,657      236,583
  Inventories                        648,921      446,448
  Prepaid expenses and deposits       17,935       23,796
                                  ----------   ----------

           Total current assets      981,358    1,029,954

PROPERTY AND EQUIPMENT, Net          148,451      154,399

GOODWILL, Net                        266,953      282,061

OTHER ASSETS                           7,494        7,494
                                  ----------   ----------

TOTAL                             $1,404,256   $1,473,908
                                  ==========   ==========


See accompanying notes to condensed consolidated financial statements.

                                                                    (Continued)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
MARCH 31, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                  MARCH 31,     DECEMBER 31,
                                                                    2000           1999
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $   196,241    $   224,422
  Current portion of long-term debt                                    9,122          9,122
  Income taxes payable                                                 3,549
                                                                 -----------    -----------

           Total current liabilities                                 205,363        237,093

LOANS FROM STOCKHOLDERS                                              135,858         34,508

LONG-TERM DEBT, Less current portion                                  13,087         12,092
                                                                 -----------    -----------

           Total liabilities                                         354,308        283,693
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; authorized 50,000,000 shares;
    6,652,692 shares issued and outstanding at March 31, 2000
    and December 31, 1999                                              6,653          6,653
  Additional paid-in capital                                       1,657,525      1,637,525
  Notes receivable from stockholders for stock                      (106,500)      (104,412)
  Accumulated deficit                                               (507,730)      (349,551)
                                                                 -----------    -----------

           Total stockholders' equity                              1,049,948      1,190,215
                                                                 -----------    -----------

TOTAL                                                            $ 1,404,256    $ 1,473,908
                                                                 ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                                                                     (Concluded)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND
PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO MARCH 31, 1999
--------------------------------------------------------------------------------


                                                THREE MONTHS        PERIOD FROM
                                                    ENDED         MARCH 2, 1999 TO
                                                MARCH 31, 2000     MARCH 31, 1999

REVENUES:
  Retail/wholesale                               $   387,373        $     7,645
  Cost of sales                                      309,132              2,626
                                                 -----------        -----------

  Gross profit                                        78,241              5,019
                                                 -----------        -----------

OPERATING EXPENSES:
  General and administrative expenses                194,005              4,984
  Marketing expenses                                  20,337               --
  Depreciation and amortization                       23,502                105
  Organization costs                                    --                1,500
                                                 -----------        -----------

           Total operating expenses                  237,844              6,589
                                                 -----------        -----------

LOSS FROM OPERATIONS BEFORE INTEREST AND TAXES      (159,603)            (1,570)
                                                 -----------        -----------

OTHER (EXPENSE) INCOME:
  Interest expense                                    (2,733)              --
  Interest income and other                            4,157               --
                                                 -----------        -----------

           Total other income                          1,424               --
                                                 -----------        -----------

LOSS FROM OPERATIONS BEFORE INCOME TAXES            (158,179)            (1,570)

BENEFIT FOR INCOME TAXES -
  Deferred tax benefit                                  --                 --
                                                 -----------        -----------

NET LOSS                                         $  (158,179)       $    (1,570)
                                                 ===========        ===========

EARNINGS PER SHARE:
  Basic -
    Net loss                                     $  (158,179)       $    (1,570)
                                                 ===========        ===========

  Weighted-average common shares outstanding       6,652,692             15,000
                                                 ===========        ===========

  Loss per share                                 $      0.02        $      0.01
                                                 ===========        ===========


See accompanying notes to condensed consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND
PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                         NOTES
                                                 COMMON STOCK          ADDITIONAL      RECEIVABLE
                                          -------------------------      PAID-IN          FROM       ACCUMULATED
                                            SHARES         AMOUNT        CAPITAL      STOCKHOLDERS     DEFICIT         TOTAL
BALANCE, MARCH 2, 1999
  (Date of inception)                           --      $      --      $      --      $      --      $      --      $      --

  Proceeds from issuance
    to original investors                  5,000,000          5,000        495,000       (200,000)                     300,000

  Proceeds from private placement          1,000,000          1,000        989,178                                     990,178

  Stock issued in connection with
    acquisition                              100,000            100         99,900                                     100,000

  Stock options exercised                     15,000             15         14,985                                      15,000

  Effect of a reverse merger accounted
    for as a recapitalization                537,692            538           (538)

  Interest income from notes
    receivable from stockholders                                                           (3,412)                      (3,412)

  Contributed services of officers
    and employees                                                           39,000                                      39,000

  Loans payable to officers exchanged
    for stockholder loans                                                                  99,000                       99,000

  Net loss                                                                                              (349,551)     (349,551)
                                           ---------    -----------    -----------    -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                 6,652,692          6,653      1,637,525       (104,412)      (349,551)     1,190,215

  Contributed services of officers
    and employees                                                           20,000                                       20,000

  Interest income from notes
    receivables from stockholders                                                          (2,088)                       (2,088)

  Net loss                                                                                              (158,179)      (158,179)
                                           ---------    -----------    -----------    -----------    -----------    -----------

BALANCE, MARCH 31, 2000                    6,652,692    $     6,653    $ 1,657,525    $  (106,500)   $  (507,730)   $ 1,049,948
                                           =========    ===========    ===========    ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND
PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                                  THREE MONTHS       PERIOD FROM
                                                                                     ENDED         MARCH 2, 1999 TO
                                                                                 MARCH 31, 2000     MARCH 31, 1999
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net loss                                                                         $(158,179)         $  (1,570)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     23,502                105
    Contributed services of officers and employees                                    20,000              1,000
    Changes in operating assets and liabilities, net of effects from acquisition of businesses:
      Increase in trade accounts receivable                                          (34,074)            (2,315)
      Increase in inventories                                                       (203,468)              --
      Decrease in prepaid assets and deposits                                          5,861               --
      Decrease in trade accounts payable and accrued expenses                        (27,188)              --
      Decrease in income taxes payable                                                (3,549)              --
                                                                                   ---------          ---------

           Net cash used in operating activities                                    (377,095)            (2,780)
                                                                                   ---------          ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                                  (2,444)            (6,245)
                                                                                   ---------          ---------

           Net cash used in investing activities                                      (2,444)            (6,245)
                                                                                   ---------          ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Increase in interest receivables from loans to shareholders                         (2,088)              --
  Proceeds from loans                                                                  3,336
  Payments on loans                                                                   (2,341)
  Loans from stockholders                                                            101,350               --
  Common stock issued                                                                                    15,000
                                                                                   ---------          ---------

           Net cash provided by financing activities                                 100,257             15,000
                                                                                   ---------          ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (279,282)             5,975

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       323,127               --
                                                                                   ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  43,845          $   5,975
                                                                                   =========          =========



See accompanying notes to condensed consolidated financial statements.

                                                                     (Continued)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED MARCH 31, 2000 AND
PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO MARCH 31, 1999
--------------------------------------------------------------------------------

                                                                                  THREE MONTHS       PERIOD FROM
                                                                                     ENDED         MARCH 2, 1999 TO
                                                                                 MARCH 31, 2000     MARCH 31, 1999
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
  Cash paid during the period for:
    Interest                                                                        $ 2,733
                                                                                    =======

    Taxes                                                                           $ 3,700
                                                                                    =======


See accompanying notes to condensed consolidated financial statements.

                                                                     (Concluded)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited financial statements include the consolidated accounts of americabilia, com, Inc. together with its subsidiaries, (collectively referred to herein as "the Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the period from March 2, 1999 (inception) to December 31, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

2.    LONG-TERM DEBT

      During the first quarter of 2000 the Company's Chairman and President loaned the Company $50,000 each under terms similar to their previous loans. See the Related Party Note 6.

3.    LEASES

      During the first quarter of 2000, the Company rented production equipment under a three-year operating lease for $1,600 per month which included maintenance and certain supplies.

4.    STOCKHOLDERS' EQUITY

      EARNINGS PER SHARE - Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. For the three months ended March 31, 2000 and for fiscal 1999, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the period.

5.    INCOME TAXES

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance has been established on the computed deferred tax asset at March 31, 2000 and December 31, 1999 due to the uncertainties associated with realizing such assets in the future.

6.    RELATED PARTY TRANSACTIONS

      The Company's chairman of the board and the Company's president, each loaned the Company $50,000 in the first quarter of 2000, which bears interest at the rate of eight percent per annum and is due and payable in February 2001.

7.    SUBSEQUENT EVENTS

      The Company secured a $350,000 line of credit in April 2000 and drew down $100,000 for inventory purchases. The line of credit bears interest at 9% and must be paid in full for at least thirty days during any 12-month period.

8.    SEGMENT REPORTING

      The Company has two reportable segments based upon products offered: retail sales and corporate operations, and wholesale distribution and manufacturing.

      The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

      Information pertaining to the operations of reportable segments is as follows:

FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                                                     WHOLESALE
                                                     RETAIL AND   DISTRIBUTION AND
                                                     CORPORATE     MANUFACTURING        TOTAL
Revenues from external customers                     $ 130,638       $ 256,735       $ 387,373

Intersegment revenues                                     --            39,525          39,525

Depreciation and amortization                           18,970           4,532          23,502

Interest income and other                                3,396             761           4,157

Intersegment interest income                             2,874                           2,874

Interest expense                                         1,352           1,381           2,733

Intersegment interest expense                                            2,874           2,874

Segment (loss) income before interest and taxes       (132,326)        (27,277)       (159,603)

Net (loss) income before taxes                        (129,521)        (28,658)       (158,179)

Income tax (benefit) provision                            --              --              --

Net property and equipment                              58,526          89,925         148,451

RECONCILIATION OF SEGMENT REVENUES TO
CONSOLIDATED REVENUES

Total revenues for reportable segments                                               $ 426,898
Elimination of intersegment revenues                                                    39,525
                                                                                     ---------

Total consolidated revenues                                                          $ 387,373
                                                                                     =========

      Significantly all (over 95 percent) of the Company's sales are in the United States.

FOR THE PERIOD FROM MARCH 2, 1999 (INCEPTION)
FOR RETAIL AND CORPORATE AND FROM                       RETAIL      WHOLESALE
TO MARCH 31, 1999                                         AND     DISTRIBUTION AND
                                                       CORPORATE   MANUFACTURING     TOTAL
Revenues from external customers                        $ 7,645       $  --         $ 7,645

Intersegment revenues                                                    --            --

Depreciation and amortization                               105          --             105


Segment (loss) income before interest and taxes          (1,570)         --          (1,570)

Net (loss) income before taxes                           (1,570)                     (1,570)

Income tax (benefit) provision                             --            --            --

Net property and equipment                                6,140          --           6,140

RECONCILIATION OF SEGMENT REVENUES TO CONSOLIDATED
REVENUES

Total revenues for reportable segments                                              $ 7,645
Elimination of intersegment revenues                                                  --
                                                                                    -------

Total consolidated revenues                                                         $ 7,645
                                                                                    =======


Significantly all (over 95 percent) of the Company's sales are in the United States. Prior to August 11, 1999, the Company had no Wholesale Distribution and Manufacturing segment.

                                     ******

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

SPECIAL FACTORS AFFECTING THE COMPARABILITY OF CURRENT QUARTER AND PRIOR PERIOD OPERATING RESULTS

The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2000 and for the period from March 2, 1999 (Date of Inception) through March 31, 1999. The Company was formed on March 2, 1999. The Company did not achieve substantial operations until after March 31, 1999. Further, the Company acquired Unique Images in the third quarter of 1999. The period presented in the condensed consolidated financial statements from March 2, 1999 through March 31, 1999 is not a full three months of operations and was during the development stage of the Company. Such period may not be comparable to the three months ended March 31, 2000. The period from March 2, 1999 through March 31, 1999 is referred to herein as the "March 1999 period" while the period from January 1, 2000 through March 31, 2000 is referred to herein as the "March 2000 quarter".

DESCRIPTION OF BUSINESS

The Company is engaged in direct internet merchandising of American-themed collectibles, gifts, and memorabilia. The Company manufactures and assembles its own products and also purchases products from a number of sources. The Company's products are marketed on an internet shopping site, www.americabilia.com. The Company strives to offer its customers a broad selection of products, a convenient shopping experience, and a competitive price. The Company commenced with organizational and operational activities on March 2, 1999 in Nevada as americabilia.com.

The Company offers both framed memorabilia which it manufactures and products which it acquires from suppliers. Generally, the products acquired from suppliers are purchased by the Company, shipped by the supplier to the Company's facilities in Nevada and held in inventory until sale and shipment to customers. In selected instances, the Company purchases products from suppliers which drop ship the products to the Company's customers. In each instance, the Company acquires title to the product from the supplier and has all risks and rewards of ownership of the product. In each instance, the Company and not the supplier bears the risk of collection. In the case the customer returns the product, the product is returned to the Company and held by the Company in inventory for sale to a future customer. The Company acts as principal and not agent in connection with all product sales.

On August 11, 1999, the Company acquired the outstanding capital stock of Veltre Enterprises, Inc. dba Unique Images. Unique Images designs and manufactures Hollywood and sports memorabilia for fine art and memorabilia galleries. Unique Images also provides high volume and custom picture framing services. Unique Images uses computerized joiner and mat cutting equipment. The purchase price paid for Unique Images consisted of (i) $200,000 in cash, (ii) a Promissory Note in the original principal amount of $200,000 and (iii) 100,000 shares of the Rule 506 common stock of americabilia.com Nevada. The stock was issued at its fair value on the issue date of $1.00 per share or $100,000 in total. The Promissory Note was paid in full in November 1999. As part of the purchase, americabilia.com Nevada agreed to lease from Keith

Veltre and his affiliates the premises that are used for Unique Images' business operations as well as certain business equipment.

The Company was originally organized under the laws of the state of Florida on August 22, 1989 under the name First Zurich Investments, Inc. On November 15, 1996, the name of the entity was changed to Terra International Pharmaceuticals, Inc. On September 7, 1999, the entity's name was changed to americabilia.com, Inc. On September 17, 1999, the Company conducted a recapitalization through the merger of americabilia.com Nevada with and into Worldwide Collectibles, Inc., a Nevada corporation and a wholly owned subsidiary of the Company formed for the purpose of the merger. Pursuant to an Agreement of Merger dated September 14, 1999, each of the former stockholders of americabilia.com Nevada received one
(1) share of Common Stock, in exchange for their shares of americabilia.com Nevada. As a result of the acquisition, a total of 6,115,000 shares of common stock were issued to the former shareholders of americabilia.com Nevada. Prior to its acquisition of americabilia.com Nevada, the Company did not have any operations. For accounting purposes, the acquisition has been treated as a recapitalization of americabilia.com with americabilia.com as the acquirer (reverse merger). As a result of this transaction the Company became a publicly traded company.

The recapitalization was accounted for by adjusting common stock by $537 for the 537,690 shares of common stock held by the shareholders at the time that the entity was known as Terra International Pharmaceuticals, Inc. In addition, because the net assets of Terra International Pharmaceuticals, Inc. were $0, paid in capital was decreased by an amount equal to the par value of the 537,690 shares. Prior to the reverse merger, Terra Pharmaceuticals had no operations. The companies involved in the recapitalization included Terra Pharmaceuticals, Terra's wholly owned subsidiary, Worldwide Collectibles, and americabilia.com Nevada. Unique Images is a wholly owned subsidiary of Worldwide Collectibles.

REVENUES

The Company's revenues increased $379,728 from $7,645 in the March 1999 period to $387,373 in the March 2000 quarter. The increase is due to the fact that in the March 2000 quarter, the Company had three months of operations from both Worldwide Collectibles as well as Unique Images. In the March 1999 period, however, the Company's sales were limited due to the short operating period and the fact that the Company's only sales outlet at that time was within Worldwide Collectibles using Ebay. In the March 2000 quarter, Worldwide Collectibles sales were $130,638 compared to $7,645 for the March 1999 period. Unique Images external sales for the March 2000 quarter were $256,735. External sales refer to sales to third parties, excluding intercompany sales by Unique images to Worldwide Collectibles, Inc.

EXPENSES

Costs of sales in the March 2000 quarter were $309,132, or 80% of sales compared to $2,626 or 34% of sales in the March 1999 period. The increase in the costs of sales compared to 1999 activity relates to the fact that the March 2000 quarter includes operations from both Worldwide Collectibles and Unique Images whereas the 1999 results included only Worldwide collectibles activity. Additionally, the during the March 1999 period, the Company was not renting inventory warehouse space and had limited operations and inventory. The increase in cost of sales margin from 34% to 80% was due to product mix.

General and administrative expenses increased $189,021 from $4,984 in the March 1999 period to $194,005 in the March 2000 quarter due to the Company adding significant staff and commencing as previously mentioned above.

Marketing expenses increased by $20,337 in the March 2000 quarter from $0 in the March 1999 period as the Company increased its marketing efforts once a viable Internet and retail showroom were available for customers to visit. Marketing was 5% of revenues for the March 2000 quarter. Several officers of the Company are currently not receiving salaries. However, contributed salary expense has been recognized in the form of contributed capital during the March 2000 quarter ($20,000) and the March 1999 period ($1,000).

OTHER INCOME (EXPENSE)

Interest expense in the March 2000 quarter was $2,733 due to debt carried by the Company that did not exist in the March 1999 period. Interest income for the March 2000 quarter was $4,157 due to available and interest bearing cash in the March 2000 quarter that did not exist in the March 1999 period as well as interest earned on the loans to shareholders of $2,088. The loans to shareholders related to stock issued in exchange for loans receivable in 1999.

LOANS FROM RELATED PARTIES

During the March 2000 quarter, Henry E. Cartwright, the Company's Chairman of the Board and Gary Moore, the Company's President, each loaned the Company $50,000. Each of these loans bear interest at the rate of eight percent (8%) per annum and are due and payable on February 28, 2001.

NET LOSS

The Net Loss in the March 2000 quarter compared to the March 1999 period increased by $156,609 from $1,570 to $158,179 as a result of corporate operations and due to the results of operations for World Wide Collectibles and from Unique Images whose operations were acquired on August 11, 1999 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $43,845. The Company had working capital of $775,001 and stockholders' equity of $1,049,948. Cash decreased by $279,282 during the March 2000 quarter as compared to December 31, 1999. The decrease was primarily as a result of inventory purchases of $202,473 and the loss from operations of $158,179 offset by loans from officers of $100,000.

Cash flow from operations is expected to be sufficient to pay operating costs of the Company during the remainder of fiscal 2000. However the Company expects to raise additional funds through a combination of private placements, public offerings of its stock or bank loans in order to expand operations and increase its technical infrastructure and inventory. However, there can be no assurance that any additional financing, if needed to meet liquidity needs, will be available to us on favorable terms or at all. There can be no assurance that our estimate of foreseeable liquidity needs is accurate or that no new business developments or other unforeseen events will not occur, any of which could result in the need to raise additional funds. We expect that the adequacy of our operating cash flow will depend upon:

     -    customer acceptance of our products;

     - the continued development of the Internet market as a source for our products;

     -    the intensity of our competition;

     -    the efficiency of operations;

     - the depth of customer demand, and the effectiveness of our marketing and promotional efforts.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued FAS No. 137, "Deferral of FAS 133 Accounting for Derivatives" which delays the implementation of that pronouncement to June 15, 2000. The Company does not expect this pronouncement to have any significant effect on its financial statements, however, the Company has not determined what effect, if any, that FAS 133 may have on our results of operations.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company invests its cash and cash equivalents in FDIC insured savings accounts which, by their nature, are not subject to interest rate fluctuation.

As of March 31, 2000, the Company had $157,072 in borrowings. The borrowings are related to capitalized leases and loans from officers and directors which, by their nature, are not subject to interest rate fluctuations.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A)  EXHIBITS

          27.1 Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICABILIA.COM, INC.
                                            (Registrant)



Dated: May 12, 2000                     By: /s/ Gary Moore
                                            -----------------------------------
                                            Gary Moore, President



Dated: May 12, 2000                     By: /s/ Dixie L. Cartwright
                                            -----------------------------------
                                            Dixie L. Cartwright, Treasurer
                                            (Principal Financial Officer)