Form 10-Q
period 2000-06-30
AMERICABILIA COM INC
filed 2000-08-08
CIK 1091356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

         [ ]       TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-29781

                             AMERICABILIA.COM, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Florida                                         65-0142472
--------------------------------               --------------------------------
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)              Identification No.)

       9155 LAS VEGAS BOULEVARD SOUTH, SUITE 242, LAS VEGAS, NEVADA 89123
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  702-914-8411
                         -------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

                                 Not Applicable
--------------------------------------------------------------------------------
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                     ---

         As of July 24, 2000, the Company had 6,652,692 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

                                                                        Page
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)                      ----


Condensed Consolidated Balance Sheets (Unaudited)
  at June 30, 2000 and December 31, 1999...................................3
Condensed Consolidated Statements of Operations (Unaudited)
  for the Three Months ended June 30, 2000 and 1999, for the
  Six Months ended June 30, 2000, and for the period from
  March 2, 1999 (Date of Inception) to June 30, 1999.......................5
Condensed Consolidated Statement of Stockholders' Equity
  (Unaudited) for the Six Months ended June 30, 2000.......................6
Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Six Months ended June 30, 2000 and for the period
  from March 2, 1999 (Date of Inception) to June 30, 1999..................7
Notes to Unaudited Condensed Consolidated Financial Statements.............9

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                   JUNE 30,    DECEMBER 31,
ASSETS                               2000         1999

CURRENT ASSETS:
  Cash and cash equivalents       $   57,948   $  323,127
  Accounts receivable, net           245,175      236,583
  Inventories                        700,860      446,448
  Prepaid expenses and deposits       17,221       23,796
                                  ----------   ----------

           Total current assets    1,021,204    1,029,954

PROPERTY AND EQUIPMENT, Net          140,034      154,399

GOODWILL, Net                        229,185      282,061

OTHER ASSETS                           8,354        7,494
                                  ----------   ----------

TOTAL                             $1,398,777   $1,473,908
                                  ==========   ==========


See accompanying notes to unaudited condensed consolidated financial statements.
                                                                     (Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                   JUNE 30,     DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                 2000          1999

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $   161,106    $   224,422
  Current portion of long-term debt                                    9,139          9,122
  Income taxes payable                                                                3,549
                                                                 -----------    -----------

           Total current liabilities                                 170,245        237,093

LOANS FROM STOCKHOLDERS                                              238,584         34,508

LONG-TERM DEBT, Less current portion                                 157,859         12,092
                                                                 -----------    -----------

           Total liabilities                                         566,688        283,693
                                                                 -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; authorized 50,000,000 shares;
    6,652,692 shares issued and outstanding at June 30, 2000
    and December 31, 1999                                              6,653          6,653
  Additional paid-in capital                                       1,677,525      1,637,525
  Notes receivable from stockholders for stock                      (108,848)      (104,412)
  Accumulated deficit                                               (743,241)      (349,551)
                                                                 -----------    -----------

           Total stockholders' equity                                832,089      1,190,215
                                                                 -----------    -----------

TOTAL                                                            $ 1,398,777    $ 1,473,908
                                                                 ===========    ===========


See accompanying notes to unaudited condensed consolidated financial statements.
                                                                     (Concluded)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) THREE MONTHS ENDED JUNE 30, 2000 AND 1999, SIX MONTHS ENDED JUNE 30, 2000, AND PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO JUNE 30, 1999
-------------------------------------------------------------------------------

                                            THREE          THREE         SIX         PERIOD FROM
                                           MONTHS         MONTHS        MONTHS      MARCH 2, 1999
                                            ENDED          ENDED         ENDED           TO
                                          JUNE 30,       JUNE 30,      JUNE 30,        JUNE 30,
                                            2000           1999          2000           1999

REVENUES:
  Retail/wholesale                      $   420,131    $    14,554    $   807,504    $    22,199
  Cost of sales                             282,808         11,886        591,940         14,512
                                        -----------    -----------    -----------    -----------

           Gross profit                     137,323          2,668        215,564          7,687
                                        -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  General and administrative expenses       266,930         43,532        460,935         48,516
  Marketing expenses                         40,922            876         61,259            876
  Depreciation and amortization              46,182          2,112         69,684          2,217
  Organization costs                           --              757           --            2,257
                                        -----------    -----------    -----------    -----------

           Total operating expenses         354,034         47,277        591,878         53,866
                                        -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS BEFORE
  INTEREST AND TAXES                       (216,711)       (44,609)      (376,314)       (46,179)
                                        -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:
  Interest expense                          (10,368)          --          (13,101)          --
  Interest income and other                   3,568           --            7,725           --
                                        -----------    -----------    -----------    -----------

           Total other expense - net         (6,800)          --           (5,376)          --
                                        -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS BEFORE
  INCOME TAXES                             (223,511)       (44,609)      (381,690)       (46,179)

BENEFIT FOR INCOME TAXES -
  Deferred tax benefit                         --             --             --             --
                                        -----------    -----------    -----------    -----------

NET LOSS                                $  (223,511)   $   (44,609)   $  (381,690)   $   (46,179)
                                        ===========    ===========    ===========    ===========

EARNINGS PER SHARE:
  Basic -
    Net loss                            $  (223,511)   $   (44,609)   $  (381,690)   $   (46,179)
                                        ===========    ===========    ===========    ===========

  Weighted-average common shares
    outstanding                         $ 6,652,692    $ 1,343,333      6,652,692      1,011,250
                                        ===========    ===========    ===========    ===========

  Loss per share                        $      0.03    $      0.03    $      0.06    $      0.05
                                        ===========    ===========    ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000
--------------------------------------------------------------------------------

                                                                                  NOTES
                                        COMMON STOCK         ADDITIONAL         RECEIVABLE
                                  -------------------------   PAID-IN              FROM        ACCUMULATED
                                     SHARES       AMOUNT      CAPITAL          STOCKHOLDERS      DEFICIT        TOTAL

BALANCE, JANUARY 1, 2000              6,652,692    $ 6,653    $ 1,637,525      $ (104,412)     $  (349,551)  $ 1,190,215

  Contributed services of officers
    and employees                                                  28,000                                         28,000

  Interest income from notes
    receivables from stockholders                                                  (4,436)                        (4,436)

  Net loss                                                                                        (381,690)     (381,690)
                                      ---------    -------    -----------       ----------      ----------     ---------
BALANCE, JUNE 30, 2000                6,652,692    $ 6,653    $ 1,665,525       $ (108,848)     $ (731,241)    $ 832,089
                                      =========    =======    ===========       ==========      ==========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2000 AND
PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                                                 PERIOD FROM
                                                                                  SIX MONTHS     MARCH 2, 1999
                                                                                     ENDED             TO
                                                                                 JUNE 30, 2000   JUNE 30, 1999
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net loss                                                                         $(381,690)      $ (46,179)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     69,684           2,217
    Provision for bad debts
    Contributed services of officers and employees                                    28,000          11,000
    Changes in operating assets and liabilities, net of effects from acquisition of businesses:
      Increase in trade accounts receivable                                           (8,592)
      Increase in inventories                                                       (254,412)        (91,367)
      Decrease in prepaid assets and deposits                                          6,575            --
      Increase in other assets                                                          (860)
      (Decrease) Increase in trade accounts payable and accrued expenses             (63,316)          9,010
      Decrease in income taxes payable                                                (3,549)           --
                                                                                   ---------       ---------

           Net cash used in operating activities                                    (608,160)       (115,319)
                                                                                   ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Purchase of property and equipment                                                  (2,443)        (54,478)
                                                                                   ---------       ---------

           Net cash used in investing activities                                      (2,443)        (54,478)
                                                                                   ---------       ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
  Increase in interest receivables from loans to shareholders                         (4,436)           --
  Proceeds from loans                                                                150,000            --
  Payments on loans                                                                   (4,216)           --
  Loans from stockholders                                                            204,076         131,943
  Common stock issued, net of receivable from stockholders                                           200,000
                                                                                   ---------       ---------

           Net cash provided by financing activities                                 345,424         331,943
                                                                                   ---------       ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (265,179)        162,146

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       323,127            --
                                                                                   ---------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $  57,948       $ 162,146
                                                                                   =========       =========


See accompanying notes to unaudited condensed consolidated financial statements.
                                                                     (Continued)

PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO JUNE 30, 1999
--------------------------------------------------------------------------------

                                                                                 PERIOD
                                                                                  FROM
                                                                 SIX MONTHS      MARCH 2,
                                                                   ENDED         1999 TO
                                                                  JUNE 30,       JUNE 30,
                                                                    2000           1999

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                      $ 13,101
                                                                  ========

    Income taxes                                                   $ 3,700
                                                                   =======


See accompanying notes to unaudited condensed consolidated financial statements.
                                                                     (Concluded)

AMERICABILIA.COM, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited condensed consolidated financial statements include the consolidated accounts of americabilia, com, Inc. together with its subsidiaries (collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the period from March 2, 1999 (inception) to December 31, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

2.    LONG-TERM DEBT

      During the first quarter of 2000 each of the Company's Chairman and President loaned the Company $50,000 each under terms similar to their previous loans. See the Related Party Note 6.

      The Company secured a $350,000 line of credit in April 2000 and has drawn down $150,000 for inventory purchases. The line of credit bears interest at nine percent and must be paid in full for at least 30 days during any 12-month period.

3.    LEASES

      During the first quarter of 2000, the Company rented production equipment under a three-year operating lease for $1,600 per month, which included maintenance and certain supplies.

4.    STOCKHOLDERS' EQUITY

      EARNINGS PER SHARE - Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. For the interim periods presented, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the periods.

5.    INCOME TAXES

      Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance has been established on the computed deferred tax asset at June 30, 2000 and December 31, 1999 due to the uncertainties associated with realizing such assets in the future.

6.    RELATED PARTY TRANSACTIONS

      The Company's chairman of the board and the Company's president each loaned the Company $50,000 in the first quarter of 2000, which bears interest at the rate of eight percent per annum and is due and payable in February 28, 2001.

7.    SUBSEQUENT EVENTS

      The Company, through its wholly owned subsidiary, Unique Images, entered into a supply contract with Art Vivant, Ltd. of Japan. Under the contract, Unique Images will grant Art Vivian, Ltd. of Japan the exclusive right to market Unique Images sports and movie collectibles in Japan. The Company expects to satisfy the contract with its existing manufacturing capacity.

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

      Information pertaining to the operations of reportable segments is as follows:

FOR THE THREE MONTHS ENDED JUNE 30, 2000                    WHOLESALE
                                            RETAIL AND   DISTRIBUTION AND
                                            CORPORATE     MANUFACTURING       TOTAL
Revenues from external customers            $ 180,512       $ 239,619       $ 420,131

Intersegment revenues                           4,133          36,044          40,177

Depreciation and amortization                  41,649           4,533          46,182

Interest income and other                       3,183             385           3,568

Intersegment interest income                    3,935            --             3,935

Interest expense                                7,817           2,551          10,368

Intersegment interest expense                    --             3,935           3,935

Segment loss before interest and taxes        (90,115)       (126,596)       (216,711)

Net loss before taxes                         (95,510)       (128,001)       (223,511)

Income tax (benefit) provision                   --              --              --

Net property and equipment                     54,642          85,392         140,034

RECONCILIATION OF SEGMENT REVENUES TO
CONSOLIDATED REVENUES

Total revenues for reportable segments                                      $ 460,308
Elimination of intersegment revenues                                           40,177
                                                                            ---------

Total consolidated revenues                                                 $ 420,131
                                                                            =========

Significantly all (over 95 percent) of the Company's sales are in the United States.

FOR THE THREE MONTHS ENDED JUNE 30, 1999                     WHOLESALE
                                              RETAIL AND   DISTRIBUTION AND
                                               CORPORATE    MANUFACTURING     TOTAL
Revenues from external customers                $14,554          $--         $14,554

Intersegment revenues                              --             --            --

Depreciation and amortization                     2,212           --           2,212

Segment loss before interest and taxes           44,609           --          44,609

Net loss before taxes                            44,609           --          44,609

Income tax (benefit) provision                     --             --            --

Net property and equipment                       54,478           --          54,478

RECONCILIATION OF SEGMENT REVENUES TO
CONSOLIDATED REVENUES

Total revenues for reportable segments                                       $14,554
Elimination of intersegment revenues                                            --
                                                                             -------

Total consolidated revenues                                                  $14,554
                                                                             =======

Significantly all (over 95 percent) of the Company's sales are in the United States. Prior to August 11, 1999, the Company had no wholesale distribution and manufacturing segment.

FOR THE SIX MONTHS ENDED JUNE 30, 2000                      WHOLESALE
                                           RETAIL AND    DISTRIBUTION AND
                                            CORPORATE     MANUFACTURING       TOTAL
Revenues from external customers            $ 311,150       $ 496,354       $ 807,504

Intersegment revenues                           4,133          75,569          79,702

Depreciation and amortization                  60,619           9,065          69,684

Interest income and other                       6,579           1,146           7,725

Intersegment interest income                    6,809           6,809

Interest expense                                9,169           3,932          13,101

Intersegment interest expense                    --             6,809           6,809

Segment loss before interest and taxes       (222,441)       (153,873)       (376,314)

Net loss before taxes                        (225,031)       (156,659)       (381,690)

Income tax (benefit) provision                   --              --              --

Net property and equipment                     54,642          85,392         140,034

RECONCILIATION OF SEGMENT REVENUES TO
CONSOLIDATED REVENUES

Total revenues for reportable segments                                      $ 887,206
Elimination of intersegment revenues                                           79,702
                                                                            ---------

Total consolidated revenues                                                 $ 807,504
                                                                            =========

Significantly all (over 95 percent) of the Company's sales are in the United States.

                                                               WHOLESALE
FOR THE PERIOD FROM MARCH 2, 1999 (DATE OF      RETAIL AND  DISTRIBUTION AND
INCEPTION) TO JUNE 30, 1999                     CORPORATE     MANUFACTURING      TOTAL

Revenues from external customers                $ 22,199          $--           $ 22,199

Intersegment revenues                               --             --               --

Depreciation and amortization                      2,217           --              2,217

Segment loss before interest and taxes           (46,179)          --            (46,179)

Net loss before taxes                            (46,179)          --            (46,179)

Income tax (benefit) provision                      --             --               --

Net property and equipment                        54,478           --             54,478

RECONCILIATION OF SEGMENT REVENUES TO
CONSOLIDATED REVENUES

Total revenues for reportable segments                                          $ 22,199
Elimination of intersegment revenues                                                --
                                                                                --------

Total consolidated revenues                                                     $ 22,199
                                                                                ========


Significantly all (over 95 percent) of the Company's sales are in the United States. Prior to August 11, 1999, the Company had no wholesale distribution and manufacturing segment.

                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

SPECIAL FACTORS AFFECTING THE COMPARABILITY OF CURRENT PERIOD AND PRIOR PERIOD OPERATING RESULTS

The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited condensed consolidated financial statements as of and for the period ended June 30, 2000 and for the period from March 2, 1999 (Date of Inception) through June 30, 1999. The Company was formed on March 2, 1999. The Company did not achieve substantial operations until after June 30, 1999. Further, the Company acquired Unique Images in the third quarter of 1999. The period presented in the unaudited condensed consolidated financial statements from March 2, 1999 through June 30, 1999 is not a full six months of operations and was during the development stage of the Company. Such period may not be comparable to the six months ended June 30, 2000. The period from March 2, 1999 through June 30, 1999 is referred to herein as the "June 1999 period" while the period from January 1, 2000 through June 30, 2000 is referred to herein as the "June 2000 period". The period from April 1, 1999 through June 30, 1999 is referred to herein as the "June 1999 quarter" while the period from April 1, 2000 through June 30, 2000 is referred to herein as the "June 2000 quarter".

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

The recapitalization was accounted for by adjusting common stock by $537 for the 537,692 shares of common stock held by the shareholders at the time that the entity was known as Terra International Pharmaceuticals, Inc. In addition, because the net assets of Terra International Pharmaceuticals, Inc. were $0, paid in capital was decreased by an amount equal to the par value of the 537,692 shares. Prior to the reverse merger, Terra Pharmaceuticals had no operations. The companies involved in the recapitalization included Terra Pharmaceuticals, Terra's wholly owned subsidiary, Worldwide Collectibles, and americabilia.com Nevada. Unique Images is a wholly owned subsidiary of Worldwide Collectibles.

RESULTS OF OPERATIONS - JUNE 2000 QUARTER COMPARED TO JUNE 1999 QUARTER

REVENUES

The Company's revenues increased $405,577 from $14,554 in the June 1999 quarter to $420,131 in the June 2000 quarter. The increase is due to the fact that in the June 2000 quarter, the Company had three months of operations from both Worldwide Collectibles as well as Unique Images. In the June 1999 quarter, however, the Company's sales were limited due to the fact that the Company's only sales outlet at that time was through Ebay. In the June 2000 quarter, Worldwide Collectibles sales were $180,512 compared to $14,554 for the June 1999 quarter. Unique Images external sales for the June 2000 quarter were $239,619. External sales refer to sales to third parties, excluding intercompany sales by Unique Images to Worldwide Collectibles, Inc.

EXPENSES

Costs of sales in the June 2000 quarter were $282,808, or 67% of sales compared to $11,886 or 82% of sales in the June 1999 quarter. The increase in the costs of sales compared to 1999 activity relates to the fact that the June 2000 quarter includes operations from both Worldwide Collectibles and Unique Images whereas the 1999 results included only Worldwide Collectibles activity. Additionally, during the June 1999 quarter, the Company was not renting inventory warehouse space and had limited operations and inventory.

General and administrative expenses increased $223,398 from $43,532 in the June 1999 quarter to $266,930 in the June 2000 quarter due to the Company adding significant staff and operations for the reasons mentioned above.

Marketing expenses increased $40,046 from $876 in the June 1999 quarter to $40,922 in the June 2000 quarter as the Company increased its marketing efforts once a viable Internet and retail showroom were available for customers to visit. Marketing was 10% of revenues for the June 2000 quarter. Several officers of the Company are currently not receiving salaries. However, contributed salary expense has been recognized in the form of contributed capital during the June 2000 quarter ($8,000) and the June 1999 quarter ($10,000).

OTHER INCOME (EXPENSE)

Interest expense in the June 2000 quarter was $10,368 due to debt carried by the Company that did not exist in the June 1999 quarter. Interest income for the June 2000 quarter was $3,568 due to available and interest bearing cash in the June 2000 quarter that did not exist in the June 1999 quarter as well as interest earned on the loans to shareholders of $2,348. The loans to shareholders related to stock issued in exchange for loans receivable in 1999.

NET LOSS

The Net Loss in the June 2000 quarter compared to the June 1999 quarter increased by $178,902 from $44,609 to $223,511 as a result of corporate operations and due to the results of operations for World Wide Collectibles and from Unique Images whose operations were acquired on August 11, 1999 as discussed above.

RESULTS OF OPERATIONS - JUNE 2000 PERIOD COMPARED TO JUNE 1999 PERIOD

REVENUES

The Company's revenues increased $785,305 from $22,199 in the June 1999 period to $807,504 in the June 2000 period. The increase is due to the fact that in the June 2000 period, the Company had six months of operations from both Worldwide Collectibles as well as Unique Images. In the June 1999 period, however, the Company's sales were limited due to the short operating period and the fact that the Company's only sales outlet at that time was through Ebay. In the June 2000 period, Worldwide Collectibles sales were $311,150 compared to $22,199 for the June 1999 period. Unique Images external sales for the June 2000 period were $496,354. External sales refer to sales to third parties, excluding intercompany sales by Unique Images to Worldwide Collectibles, Inc.

EXPENSES

Costs of sales in the June 2000 period were $591,940, or 73% of sales compared to $14,512 or 65% of sales in the June 1999 period. The increase in the costs of sales compared to 1999 activity relates to the fact that the June 2000 period includes operations from both Worldwide Collectibles and Unique Images whereas the 1999 results included only Worldwide Collectibles activity. Additionally, the during the June 1999 period, the Company was not renting inventory warehouse space and had limited operations and inventory.

General and administrative expenses increased $412,419 from $48,516 in the June 1999 period to $460,935 in the June 2000 period due to the Company adding significant staff and operations for the reasons mentioned above.

Marketing expenses increased $60,383 from $876 in the June 1999 period to $61,259 in the June 2000 period as the Company increased its marketing efforts once a viable Internet and retail showroom were available for customers to visit. Marketing was 8% of revenues for the June 2000 period. Several officers of the Company are currently not receiving salaries. However, contributed salary expense has been recognized in the form of contributed capital during the June 2000 period ($28,000) and the June 1999 period ($11,000).

OTHER INCOME (EXPENSE)

Interest expense in the June 2000 period was $13,101 due to debt carried by the Company that did not exist in the June 1999 period. Interest income for the June 2000 period was $7,725 due to available and interest bearing cash in the June 2000 period that did not exist in the June 1999 period as well as interest earned on the loans to shareholders of $4,436. The loans to shareholders related to stock issued in exchange for loans receivable in 1999.

NET LOSS

The Net Loss in the June 2000 period compared to the June 1999 period increased by $335,511 from $46,179 to $381,690 as a result of corporate operations and due to the results of operations for World Wide Collectibles and from Unique Images whose operations were acquired on August 11, 1999 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents of $57,948. The Company had working capital of $850,959 and stockholders' equity of $832,089. The cash decreased during the June 2000 period as compared to the June 1999 period when there were no loans from related parties or loans to shareholders such as existed in the June 2000 period.

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

LOANS FROM RELATED PARTIES

During the June 2000 period, Henry E. Cartwright, the Company's Chairman of the Board and Gary Moore, the Company's President, each loaned the Company $50,000. Each of these loans bear interest at the rate of eight percent (8%) per annum and are due and payable on February 28, 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued FAS No. 137, "Deferral of FAS 133 Accounting for Derivatives" which delays the implementation of that pronouncement to June 15, 2000. The Company has not determined what effect, if any, that FAS 133 may have on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management has not yet completed an analysis of the impact that SAB 101 will have on the Company's current revenue recognition practices.

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

As of June 30, 2000, the Company had $405,582 in borrowings. The borrowings are related to bank loans, capitalized leases and loans from officers and directors which, by their nature, are not subject to interest rate fluctuations.

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

              Inapplicable.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              Inapplicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              Inapplicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              Inapplicable.

ITEM 5.       OTHER INFORMATION.

              Inapplicable.

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

                                            AMERICABILIA.COM, INC.
                                            (Registrant)



Dated:   August 7, 2000                     By: /s/ HENRY E. CARTWRIGHT
                                                --------------------------------
                                                Henry E. Cartwright, Chairman of
                                                the Board



Dated:   August 7, 2000                     By: /s/ DIXIE L. CARTWRIGHT
                                                --------------------------------
                                                Dixie L. Cartwright, Treasurer
                                                (Principal Financial Officer)