Form 10-Q
period 2000-09-30
AMERICABILIA COM INC
filed 2000-11-02
CIK 1091356

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


Commission File Number 0-29781

                             AMERICABILIA.COM, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Florida                                    65-0142472
--------------------------------------         ---------------------------------
(State or other jurisdiction                   (IRS Employer
of incorporation or organization)              Identification No.)

       9155 LAS VEGAS BOULEVARD SOUTH, SUITE 242, LAS VEGAS, NEVADA 89123
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  702-914-8411
--------------------------------------------------------------------------------
                           (ISSUER'S TELEPHONE NUMBER)

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

                                    YES  X  NO
                                        ---    ---

         As of October 30, 2000, the Company had 6,652,692 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

                                                                                     Page
ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)                                   ----
Condensed Consolidated Balance Sheets (Unaudited)
  at September 30, 2000 and December 31, 1999..........................................3
Condensed Consolidated Statements of Operations (Unaudited)
  for the Three Months ended September 30, 2000 and 1999, for the Nine Months ended September 30, 2000, and for the period from
  March 2, 1999 (Date of Inception) to September 30, 1999..............................5
Condensed Consolidated Statement of Stockholders' Equity
  (Unaudited) for the Nine Months ended September 30, 2000.............................6
Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Nine Months ended September 30, 2000 and for the period from March 2, 1999 (Date of Inception) to September 30, 1999.........................7
Notes to Unaudited Condensed Consolidated Financial Statements.........................9

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                  SEPTEMBER 30,     DECEMBER 31,
ASSETS                                               2000               1999
CURRENT ASSETS:
  Cash and cash equivalents                        $   98,775       $  323,127
  Accounts receivable, net                            330,755          236,583
  Inventories                                       1,058,481          446,448
  Prepaid expenses and deposits                        16,371           23,796
                                                   ----------       ----------

           Total current assets                     1,504,382        1,029,954

PROPERTY AND EQUIPMENT, Net                           131,372          154,399

GOODWILL, Net                                         191,416          282,061

OTHER ASSETS                                            8,354            7,494
                                                   ----------       ----------

TOTAL                                              $1,835,524       $1,473,908
                                                   ==========       ==========


See accompanying notes to condensed consolidated financial statements.
                                                                     (Continued)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------


                                                                    SEPTEMBER 30,  DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                    2000          1999
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                             $   127,375    $   224,422
  Current portion of long-term debt                                       9,394          9,122
  Advances from stockholder                                             290,000
  Income taxes payable                                                                   3,549
                                                                    -----------    -----------

           Total current liabilities                                    426,769        237,093

LOANS FROM STOCKHOLDERS, including accrued
  interest of $13,882 and $1,123                                        412,778         34,508

LONG-TERM DEBT, Less current portion                                    205,408         12,092
                                                                    -----------    -----------

           Total liabilities                                          1,044,955        283,693
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value; authorized 50,000,000 shares;
    6,652,692 shares issued and outstanding at September 30, 2000
    and December 31, 1999                                                 6,653          6,653
  Additional paid-in capital                                          1,679,525      1,637,525
  Notes receivable from stockholders for stock                         (111,040)      (104,412)
  Accumulated deficit                                                  (784,569)      (349,551)
                                                                    -----------    -----------

           Total stockholders' equity                                   790,569      1,190,215
                                                                    -----------    -----------

TOTAL                                                               $ 1,835,524    $ 1,473,908
                                                                    ===========    ===========


See accompanying notes to condensed consolidated financial statements.
                                                                     (Concluded)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999, NINE MONTHS ENDED
SEPTEMBER 30, 2000 AND PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                                             THREE         THREE          NINE       PERIOD FROM
                                             MONTHS        MONTHS        MONTHS      MARCH 2, 1999
                                             ENDED         ENDED          ENDED           TO
                                         SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30, SEPTEMBER 30,
                                              2000          1999           2000          1999
REVENUES:
  Retail/wholesale                       $   741,798    $   210,779    $ 1,549,302    $   232,978
  Cost of sales                              503,073        125,118      1,095,013        139,630
                                         -----------    -----------    -----------    -----------

           Gross profit                      238,725         85,661        454,289         93,348
                                         -----------    -----------    -----------    -----------

OPERATING EXPENSES:
  General and administrative
    expenses                                 210,547        114,429        671,482        162,945
  Marketing expenses                          26,535         63,103         87,794         63,979
  Depreciation and amortization               46,430          6,301        116,114          8,518
  Organization costs                          32,275         34,532
                                         -----------    -----------    -----------    -----------

           Total operating expenses          283,512        216,108        875,390        269,974
                                         -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS BEFORE
  INTEREST AND TAXES                         (44,787)      (130,447)      (421,101)      (176,626)
                                         -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:
  Interest expense                            (3,984)        (2,067)       (13,010)        (2,067)
  Interest expense - shareholder loans        (8,681)        (1,765)       (12,756)        (1,765)
  Interest income and other                    4,124          4,237         11,849          4,237
                                         -----------    -----------    -----------    -----------

           Total other expense, net           (8,541)           405        (13,917)           405
                                         -----------    -----------    -----------    -----------

LOSS FROM OPERATIONS
  BEFORE INCOME TAXES                        (53,328)      (130,042)      (435,018)      (176,221)

BENEFIT FOR INCOME TAXES -
  Deferred tax benefit
                                         -----------    -----------    -----------    -----------
NET LOSS                                 $   (53,328)   $  (130,042)   $  (435,018)   $  (176,221)
                                         ===========    ===========    ===========    ===========

EARNINGS PER SHARE:
  Basic -
    Net loss                             $   (53,328)   $  (130,042)   $  (435,018)   $  (176,221)
                                         ===========    ===========    ===========    ===========

  Weighted-average common
    shares outstanding                     6,652,692      5,922,564      6,652,692      3,116,098
                                         ===========    ===========    ===========    ===========

  Loss per share                         $      0.01    $      0.02    $      0.07    $      0.06
                                         ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                                                                 NOTES
                                           COMMON STOCK           ADDITIONAL   RECEIVABLE
                                       ---------------------       PAID-IN        FROM      ACCUMULATED
                                        SHARES       AMOUNT        CAPITAL    STOCKHOLDERS    DEFICIT        TOTAL
BALANCE,
  JANUARY 1, 2000                     6,652,692    $    6,653    $1,637,525   $ (104,412)   $ (349,551)   $1,190,215

  Contributed services of officers
    and employees                                                    42,000                                   42,000

  Interest income from notes
    receivables from stockholders                                                 (6,628)                     (6,628)

  Net loss                                                                                    (435,018)     (435,018)
                                     ----------    ----------    ----------   ----------    ----------    ----------

BALANCE,
  SEPTEMBER 30, 2000                  6,652,692    $    6,653    $1,679,525   $ (111,040)   $ (784,569)   $  790,569
                                     ==========    ==========    ==========   ==========    ==========    ==========


See accompanying notes to condensed consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

                                                                                       PERIOD FROM
                                                                        NINE MONTHS   MARCH 2, 1999
                                                                           ENDED            TO
                                                                       SEPTEMBER 30,  SEPTEMBER 30,
                                                                            2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             $  (435,018)   $  (176,221)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                          116,114          8,518
    Provision for bad debts                                                  6,763
    Contributed services of officers and employees                          42,000         25,000
    Accrued interest on stockholder loans                                   12,756          1,765
    Changes in operating assets and liabilities, net of effects from acquisition of businesses:
      Increase in trade accounts receivable                                (94,172)       (22,311)
      Increase in inventories                                             (612,033)      (320,870)
      (Increase) decrease in prepaid assets and deposits                     7,425        (39,040)
      Increase in other assets                                                (860)        (5,799)
      Decrease in trade accounts payable and accrued expenses              (99,243)        82,243
      Advances from stockholder                                            290,000
      Decrease in income taxes payable                                      (3,549)       (31,249)
                                                                       -----------    -----------

           Net cash used in operating activities                          (776,580)      (471,201)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        (2,442)       (94,871)
  Acquisition of businesses, net of cash acquired                                        (394,434)
                                                                       -----------    -----------

           Net cash used in investing activities                            (2,442)      (489,305)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in interest receivables from loans to stockholders               (6,628)
  Proceeds from loans                                                      200,000        129,468
  Payments on loans                                                         (4,216)
  Loans from stockholders                                                  365,514        132,393
  Common stock issued, net of receivable from stockholders                              1,301,881
                                                                       -----------    -----------

           Net cash provided by financing activities                       554,670      1,563,742
                                                                       -----------    -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (224,352)       603,236

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             323,127
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $    98,775    $   603,236
                                                                       ===========    ===========

See accompanying notes to condensed consolidated financial statements.
                                                                     (Continued)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
PERIOD FROM MARCH 2, 1999 (DATE OF INCEPTION) TO SEPTEMBER 30, 1999
--------------------------------------------------------------------------------


                                                                                          PERIOD FROM
                                                                                          NINE MONTHS        MARCH 2, 1999
                                                                                             ENDED                TO
                                                                                         SEPTEMBER 30,       SEPTEMBER 30,
                                                                                             2000                1999

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Stock issued for notes receivable                                                                           $ 104,412
  Inventory acquired through loan to stockholder                                                                 34,506
  The Company purchased all of the capital stock of Unique Images for
    $500,000.  In conjunction with the acquisition, liabilities were assumed as follows:
    Fair value of assets through purchase of Unique Images, Inc.                                                586,128
    Cash paid for capital stock                                                                                (400,000)
                                                                                                              ---------

    Liabilities assumed through purchase of Unique Images, Inc.                                               $ 186,128
                                                                                                              =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for:
    Interest                                                                              $ 13,008            $   1,261
                                                                                          ========            =========

    Income taxes                                                                          $  3,700
                                                                                          ========


See accompanying notes to condensed consolidated financial statements.
                                                                     (Concluded)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited financial statements include the consolidated accounts of americabilia.com, Inc. together with its subsidiaries (collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the period from March 2, 1999 (inception) to December 31, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management does not believe that the implementation of SAB 101 will have a material impact on the Company's results of operations.

      The Financial Accounting Standards Board recently issued FAS No. 137, "Deferral of FAS 133 Accounting for Derivatives," which delays the implementation of that pronouncement to June 15, 2000. The Company has not determined what effect, if any, that FAS 133 may have on its financial position or results of operations.

2.    LONG-TERM DEBT

      During the first and second quarters of 2000, the Company's chairman and president each loaned the Company $50,000 under terms similar to their previous loans (see Note 6 - Related Party Transactions).

      The Company secured a $350,000 line of credit in April 2000 and has drawn down approximately $200,000 for inventory purchases. The line of credit bears interest at nine percent and must be paid in full for at least 30 days during any 12-month period.

3.    LEASES

      During the first quarter of 2000, the Company rented production equipment under a three-year operating lease for $1,600 per month, which included maintenance and certain supplies.

4.    STOCKHOLDERS' EQUITY

      EARNINGS PER SHARE - Basic earnings per share ("EPS") is computed by dividing net income or loss by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. For the interim periods presented, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the periods.

5.    INCOME TAXES

      Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance has been established for the deferred tax asset at September 30, 2000 and December 31, 1999 due to the uncertainties associated with realizing such assets in the future.

6.    RELATED PARTY TRANSACTIONS

      During the first and second quarters of 2000, the Company's chairman and president each loaned the Company $50,000 under terms similar to their previous loans.

      During the second and third quarters of 2000, the Company's chairman also advanced approximately $100,000 and $190,000, respectively, to the Company for purchases of inventory by the wholesale segment of the Company. The advances are secured by the inventory and must be repaid by proceeds from inventory purchased with the advances. In any event, the advances are due January 31, 2001. The Company expects to be able to pay these advances on or before January 31, 2001.

7.    COMMITMENTS AND CONTINGENCIES

      The Company, through its wholly owned subsidiary, Unique Images, entered into a supply contract with Art Vivant, Ltd. of Japan. Under the contract, Unique Images will grant Art Vivant, Ltd. of Japan the exclusive right to market Unique Images' sports and movie collectibles in Japan. The Company expects to satisfy the contract with its existing manufacturing capacity.

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

      Information pertaining to the operations of reportable segments is as follows:

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000                        WHOLESALE
                                                          RETAIL AND   DISTRIBUTION AND
                                                          CORPORATE      MANUFACTURING     TOTAL
     Revenues from external customers                     $ 156,250       $ 585,548      $ 741,798

     Intersegment revenues                                   15,305           7,645         22,950

     Depreciation and amortization                           41,651           4,779         46,430

     Interest income and other                                1,233           2,891          4,124

     Intersegment interest income                             4,758            --            4,758

     Interest expense                                         5,572           7,093         12,665

     Intersegment interest expense                             --             4,758          4,758

     Segment profit (loss) before interest and taxes       (134,859)         90,072        (44,787)

     Net profit (loss) before taxes                        (139,198)         85,870        (53,328)

     Income tax (benefit) provision                            --              --             --

     Net property and equipment                              50,760          80,612        131,372

     RECONCILIATION OF SEGMENT REVENUES TO
     CONSOLIDATED REVENUES

     Total revenues for reportable segments                                              $ 764,748
     Elimination of intersegment revenues                                                  (22,950)
                                                                                         ---------

     Total consolidated revenues                                                         $ 741,798
                                                                                         =========

Significantly all (over 95 percent) of the Company's sales are in the United States.

     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                                 WHOLESALE
                                                 RETAIL AND   DISTRIBUTION AND
                                                 CORPORATE      MANUFACTURING      TOTAL
     Revenues from external customers            $  70,209       $ 140,570       $ 210,779

     Intersegment revenues                            --            45,130          45,130

     Depreciation and amortization                   4,533           1,768           6,301

     Interest income and other                        --             4,237           4,237

     Intersegment interest income                      428            --               428

     Interest expense                                1,765           2,067           3,832

     Intersegment interest expense                    --               428             428

     Segment loss before interest and taxes       (117,548)        (12,899)       (130,447)

     Net loss before taxes                        (115,831)        (14,211)       (130,042)

     Income tax (benefit) provision                   --              --              --

     Net property and equipment                     58,199          95,706         153,905

     RECONCILIATION OF SEGMENT REVENUES TO
     CONSOLIDATED REVENUES

     Total revenues for reportable segments                                      $ 255,909
     Elimination of intersegment revenues                                          (45,130)
                                                                                 ---------

     Total consolidated revenues                                                 $ 210,779
                                                                                 =========

Significantly all (over 95 percent) of the Company's sales are in the United States. Prior to August 11, 1999, the Company had no wholesale distribution and manufacturing segment.

     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                                 WHOLESALE
                                                 RETAIL AND   DISTRIBUTION AND
                                                 CORPORATE      MANUFACTURING      TOTAL
     Revenues from external customers            $   467,400       $ 1,081,902       $ 1,549,302

     Intersegment revenues                            19,438            83,214           102,652

     Depreciation and amortization                   102,270            13,844           116,114

     Interest income and other                         7,812             4,037            11,849

     Intersegment interest income                     11,567              --              11,567

     Interest expense                                 14,741            11,025            25,766

     Intersegment interest expense                      --              11,567            11,567

     Segment loss before interest and taxes         (357,300)          (63,801)         (421,101)

     Net loss before taxes                          (364,229)          (70,789)         (435,018)

     Income tax (benefit) provision                     --                --                --

     Net property and equipment                       50,760            80,612           131,372

     RECONCILIATION OF SEGMENT REVENUES TO
     CONSOLIDATED REVENUES

     Total revenues for reportable segments                                          $ 1,651,954
     Elimination of intersegment revenues                                               (102,652)
                                                                                     -----------

     Total consolidated revenues                                                     $ 1,549,302
                                                                                     ===========

Significantly all (over 95 percent) of the Company's sales are in the United States.

                                                                WHOLESALE
FOR THE PERIOD FROM MARCH 2, 1999 (DATE OF       RETAIL AND  DISTRIBUTION AND
INCEPTION) TO SEPTEMBER 30, 1999                  CORPORATE    MANUFACTURING       TOTAL
     Revenues from external customers            $  92,408       $ 140,570       $ 232,978

     Intersegment revenues                            --            45,130          45,130

     Depreciation and amortization                   6,750           1,768           8,518

     Interest income and other                       3,494             743           4,237

     Intersegment interest income                      428            --               428

     Interest expense                                1,765           2,067           3,832

     Intersegment interest expense                    --               428             428

     Segment loss before interest and taxes       (163,727)        (12,899)       (176,626)

     Net loss before taxes                        (162,000)        (14,221)       (176,221)

     Income tax (benefit) provision                   --              --              --

     Net property and equipment                     58,199          95,706         153,905

     RECONCILIATION OF SEGMENT REVENUES TO
     CONSOLIDATED REVENUES

     Total revenues for reportable segments                                      $ 278,108
     Elimination of intersegment revenues                                          (45,130)
                                                                                 ---------

     Total consolidated revenues                                                 $ 232,978
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

                                     ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


OVERVIEW

SPECIAL FACTORS AFFECTING THE COMPARABILITY OF CURRENT PERIOD AND PRIOR PERIOD OPERATING RESULTS

The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2000 and for the period from March 2, 1999 (Date of Inception) through September 30, 1999. The Company was formed on March 2, 1999. The Company did not achieve substantial operations until after September 30, 1999. Further, the Company acquired Unique Images in the third quarter of 1999. The period presented in the unaudited condensed consolidated financial statements from March 2, 1999 through September 30, 1999 is not a full nine months of operations and was during the development stage of the Company. Such period may not be comparable to the nine months ended September 30, 2000. The period from March 2, 1999 through September 30, 1999 is referred to herein as the "September 1999 period" while the period from January 1, 2000 through September 30, 2000 is referred to herein as the "September 2000 period". The period from July 1, 1999 through September 30, 1999 is referred to herein as the "September 1999 quarter" while the period from July 1, 2000 through September 30, 2000 is referred to herein as the "September 2000 quarter".

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

RESULTS OF OPERATIONS - SEPTEMBER 2000 QUARTER COMPARED TO SEPTEMBER 1999
QUARTER

REVENUES

The Company's revenues increased $531,019 from $210,779 in the September 1999 quarter to $741,798 in the September 2000 quarter. The increase is due to increased sales of Unique Images for the September 2000 quarter compared to the September 1999 quarter. In the September 1999 quarter, the Company's sales were limited due to the fact that the Company's retail sales outlet at that time was not yet well recognized. Additionally, Unique Images customer base was not as developed at that time. In the September 2000 quarter, Worldwide

Collectibles sales were $156,250 compared to $70,209 for the September 1999 quarter. Unique Images sales for the September 2000 quarter were $585,548 compared to $140,570 for the September 1999 quarter.

EXPENSES

Costs of sales in the September 2000 quarter were $503,073, or 68% of sales compared to $125,118, or 59% of sales in the September 1999 quarter. The increase in the costs of sales compared to 1999 activity relates to the fact that the September 2000 quarter includes operations from both Worldwide Collectibles and Unique Images for a full three months; whereas, the 1999 results included three months of Worldwide Collectibles activity, but only one and one-half months of Unique Images activity. Additionally, during the September 1999 quarter, the Company was not renting inventory warehouse space and had limited operations and inventory.

General and administrative expenses increased $96,118 from $114,429 in the September 1999 quarter to $210,547 in the September 2000 quarter due to the Company adding significant staff and operations for the reasons mentioned above.

Marketing expenses decreased $36,568 from $63,103 in the September 1999 quarter to $26,535 in the September 2000 quarter. Marketing was 4% of revenues for the September 2000 quarter vs. 30% for the September 1999 quarter. The decrease was a result of focused marketing in 2000 by the Company.

Several officers of the Company are currently not receiving salaries. However, contributed salary expense has been recognized in the form of contributed capital during the September 2000 quarter ($14,000) and the September 1999 quarter ($14,000).

Depreciation and amortization increased in 2000 compared to 1999 as a result of a full period of operations in 2000 and the expected amortization of goodwill from the purchase of Unique Images in August of 1999.

OTHER INCOME (EXPENSE)

Interest expense in the September 2000 quarter was $12,665 due to debt carried by the Company that did not exist in the September 1999 quarter. Approximately $8,600 of this expense relates to shareholder loans to the Company. Interest income for the September 2000 quarter was $4,124 due to available and interest bearing cash in the September 2000 quarter that did not exist in the September 1999 quarter as well as interest earned on the loans to shareholders of $2,192. The loans to shareholders related to stock issued in exchange for loans receivable in 1999.

NET LOSS

The Net Loss in the September 2000 quarter compared to the September 1999 quarter decreased by $76,714 from $130,042 to $53,328 as a result of reduced marketing expenses and due to the results of operations for Worldwide Collectibles and from Unique Images whose operations were acquired on August 11, 1999 as discussed above.

RESULTS OF OPERATIONS - SEPTEMBER 2000 PERIOD COMPARED TO SEPTEMBER 1999 PERIOD

REVENUES

The Company's revenues increased $1,316,324 from $232,978 in the September 1999 period to $1,549,302 in the September 2000 period. The increase is due to the fact that in the September 2000 period, the Company had nine months of operations from both Worldwide Collectibles as well as Unique Images. In the September 1999 period, however, the Company's sales were limited due to the short operating period and the fact that the Company's only sales outlet at that time was through Ebay and a retail outlet that was not yet well recognized. In the September 2000 period, Worldwide Collectibles sales were $467,400 compared to $92,408 for the September 1999 period. Unique Images sales for the September 2000 period were $1,081,902.

EXPENSES

Cost of sales in the September 2000 period were $1,095,013, or 71% of sales compared to $139,630 or 60% of sales in the September 1999 period. The increase in cost of sales compared to 1999 activity relates to the fact that the September 2000 period includes operations from both Worldwide Collectibles and Unique Images whereas the 1999 results included only Worldwide Collectibles activity. Additionally, during the September 1999 period, the Company was not renting inventory warehouse space and had limited operations and inventory.

General and administrative expenses increased $508,537 from $162,945 in the September 1999 period to $671,482 in the September 2000 period due to the Company adding significant staff and operations for the reasons mentioned above.

Marketing expenses increased $23,815 from $63,979 in the September 1999 period to $87,794 in the September 2000 period as the Company increased its marketing efforts once a viable Internet and retail showroom were available for customers to visit. Marketing was 6% of revenues for the September 2000 period compared to 27% in the September 1999 period due to a more focused marketing effort in 2000.

Several officers of the Company are currently not receiving salaries. However, contributed salary expense has been recognized in the form of contributed capital during the September 2000 period ($42,000) and the September 1999 period ($25,000).

Depreciation and amortization increased in 2000 compared to 1999 as a result of a full period of operations in 2000 and the expected amortization of goodwill from the purchase of Unique Images in August of 1999.

OTHER INCOME (EXPENSE)

Interest expense in the September 2000 period was $25,766 due to debt carried by the Company that did not exist in the September 1999 period. Interest income for the September 2000 period was $11,849 due to available and interest bearing cash in the September 2000 period that did not exist in the September 1999 period as well as interest earned on the loans to shareholders of $6,628. The loans to shareholders related to stock issued in exchange for loans receivable in 1999.

NET LOSS

The Net Loss in the September 2000 period compared to the September 1999 period increased by $258,797 from $176,221 to $435,018 primarily due to the September 1999 period having only seven months of expenses, compared to nine months of expenses in the September 2000 period. See also revenue and expense fluctuations described above. Additionally, the results of operations for the Unique Images operations were acquired on August 11, 1999 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $98,775. The Company had working capital of $1,077,613 and stockholders' equity of $790,569. The cash decreased at September 30, 2000 as compared to December 31, 1999 due to increased inventory purchases and normal activity with accounts payable. The Company's debt increased approximately $280,000 due to increased bank loans and loans from related parties in the September 2000 period.

During the September 2000 period, cash used in operating activities increased from $471,201 in the September 1999 period to $776,580. The increase is due, primarily, to increased purchases in inventory for pending sales.

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

LOANS FROM RELATED PARTIES

During the September 2000 period, Henry E. Cartwright, the Company's Chairman of the Board and Gary Moore, the Company's President, each loaned the Company $50,000. Each of these loans bear interest at the rate of eight percent (8%) per annum and are due and payable on February 28, 2001.

During the September 2000 period, Henry E. Cartwright, also agreed to loan up to $500,000 to the Company's wholly owned subsidiary, Unique Images, for purchases of specific inventory items. The loan bears interest at the rate of ten percent per annum and is payable as the inventory purchased is sold and on or before January 31, 2001 or upon the earlier sale of securities of the Company resulting in gross proceeds in excess of $1,000,000. The note is secured by a pledge of the specific inventory items purchased with the loan proceeds. At September 30, 2000, Mr. Cartwright had loaned the Company $290,000 pursuant to this arrangement.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued FAS No. 137, "Deferral of FAS 133 Accounting for Derivatives" which delays the implementation of that pronouncement to June 15, 2000. The Company has not determined what effect, if any, that FAS 133 may have on its financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of 2000. Management does not believe that the implementation of SAB 101 will have a material impact on the Company's results of operations.

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

As of September 30, 2000, the Company had $917,580 in borrowings, including accrued interest of $13,882. The borrowings are related to bank loans, capitalized leases and loans from officers and directors which, by their nature, are not subject to interest rate fluctuations.

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

                                       AMERICABILIA.COM, INC.
                                       (Registrant)



Dated:   November 1, 2000              By:   /s/ HENRY E. CARTWRIGHT
                                             -----------------------------------
                                             Henry E. Cartwright, Chairman of
                                             the Board



Dated:   November 1, 2000              By:   /s/ DIXIE L. CARTWRIGHT
                                             -----------------------------------
                                             Dixie L. Cartwright, Treasurer
                                             (Principal Financial Officer)