Form 10-K405
period 2000-12-31
AMERICABILIA COM INC
filed 2001-02-09
CIK 1091356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

/X/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED] for the fiscal year ended December 31, 2000 or

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED] for the transition period from _________________ to _________________

COMMISSION FILE NUMBER:   000-29781
 ................................................................................

                             AMERICABILIA. COM, INC.
 ................................................................................
           (EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)


                Florida                                   65-0142472
 ..............................................   ...............................
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

 150 Cassia Way, Suite 400, Henderson, Nevada                89014
 ..............................................   ...............................
  (Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)  (702) 567-0070............

    Securities registered pursuant to
        Section 12(b) of the Act:                     Name of each exchange
            Title of each class                        on which registered
                  None                                       None
 ..............................................   ...............................

 ..............................................   ...............................

Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
 ................................................................................
                                (Title of class)

 ................................................................................
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,973,916 as of January 10, 2000 based upon the last trading price for the registrant's common stock.

The number of shares of the registrant's common stock, no par value, outstanding as of January 31, 2000 was 6,669,192.

DOCUMENTS INCORPORATED BY REFERENCE.  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|X|

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS.

         AMERICABILIA.COM, INC., a Florida corporation ("americabilia"), is engaged in direct internet merchandising of American-themed collectibles, gifts and memorabilia. americabilia offers both framed memorabilia which it manufactures and products which it acquires from suppliers. americabilia's products are marketed at retail on an internet shopping site, www.americabilia.com. americabilia strives to offer its retail customers a broad selection of products, a convenient shopping experience, and a competitive price. americabilia also engages in wholesale sales of memorabilia manufactured by the its wholly owned subsidiary, Unique Images. americabilia commenced with organizational and operational activities on March 2, 1999 in Nevada as americabilia.com Nevada.

         On August 11, 1999, americabilia acquired the outstanding capital stock of Veltre Enterprises, Inc. dba Unique Images. Unique Images designs and manufactures Hollywood and sports memorabilia for fine art and memorabilia galleries. Unique Images also provides high volume and custom picture framing services.

         americabilia has obtained federal registration of the service mark "americaBILIA." All other trademarks or service marks appearing in this Annual Report on Form 10-K are trademarks or service marks of the respective companies that utilize them.

         The registrant was originally organized under the laws of the state of Florida on August 22, 1989 under the name First Zurich Investments, Inc. On November 15, 1996, the name of the entity was changed to Terra International Pharmaceuticals, Inc. On September 7, 1999, the entity's name was changed to americabilia.com, Inc. On September 17, 1999, the registrant conducted a recapitalization through the merger of americabilia.com Nevada with and into Worldwide Collectibles, Inc., a Nevada corporation and a wholly owned subsidiary of the registrant formed for the purpose of the merger. Pursuant to an Agreement of Merger dated September 14, 1999, each of the former stockholders of americabilia.com Nevada received one (1) share of Common Stock, in exchange for their shares of americabilia.com Nevada. As a result of the acquisition, a total of 6,115,000 shares of common stock were issued to the former shareholders of americabilia.com Nevada. Prior to its acquisition of americabilia.com Nevada, the registrant did not have any operations.

         In January 2000, Unique Images was merged into Worldwide Collectibles.

         The principal executive office of americabilia, hereinafter referred to as the "Company", is located at 150 Cassia Way, Suite 400, Henderson, Nevada 89014, telephone (702) 567-0070.

FINANCIAL INFORMATION ABOUT SEGMENTS.

         See Note 13 to the Consolidated Financial Statements of the Company included elsewhere herein for information on the Company's operations by business segment for the year ended December 31, 2000 and the period from March 2, 1999 (Date of Inception) through December 31, 1999.

NARRATIVE DESCRIPTION OF BUSINESS.

         The Company engages in the direct merchandising of American-themed collectibles, gifts, and memorabilia, primarily through its internet shopping site and in wholesale sales of memorabilia manufactured by the Company's wholly owned subsidiary, Unique Images. The Company also sells its products through auctions including auctions on the eBay Web site. The Company intends to continue its auction sales as a means of making potential customers aware of the Company's Web site.

         The Company was formed to capitalize on the opportunity for online retailing of collectibles and memorabilia. The Company believes that the collectibles and memorabilia industry is particularly suited to online retailing. An online seller has virtually unlimited online shelf space and can offer customers a vast selection through an efficient search and retrieval interface. This is particularly valuable in the collectibles and memorabilia market because the extraordinary number of different items precludes even the largest physical store from economically stocking more than a small minority of available products. Beyond the benefits of selection, purchasing products online is more convenient than shopping in a physical store because the products can be purchased 24 hours a day and shopping does not require a trip to a store. Products can be shipped directly to the customer's home or office. The Company believes that customers may buy more products because they have more hours to shop, can act immediately on a purchase impulse and can locate products that are hard to find. Because the online store has a global reach, it can deliver an extremely broad selection to customers in rural, international or other locations that cannot support large-scale physical stores. The Company will try to offer its customers compelling value through the use of technology, broad product selection, a high level of customer service and competitive pricing. The Company offers more than 2,000 products.

         The Company's objective is to be the leading online retailer of collectibles and memorabilia. To attain this objective, it will be necessary for the Company to raise additional capital and to build strong brand recognition by promoting, advertising and increasing its brand equity and visibility through a variety of marketing and promotional techniques.

         GROWTH OF THE INTERNET AND ONLINE COMMERCE.

         The Internet is an increasingly significant global medium for communications, content and online commerce. International Data Corporation ("IDC") estimates that the number of Web users will grow from approximately 150 million worldwide in 1998 to approximately 500 million worldwide by the end of 2003. The growing adoption of the Web represents an enormous opportunity for businesses to conduct commerce over the Internet. IDC estimates that commerce over the Internet will increase from approximately $40 billion worldwide in 1998 to approximately $900 billion worldwide in 2003. Nielsen/Net Ratings estimates that as of December 2000, 185.3 million people in the United States had home access to the Internet. CyberAtlas reported in December 2000 that 57% of current online shoppers made their first online purchase in the year 2000. CyberAtlas also reported that the primary reason e-shoppers use the Internet remains convenience with 56% of shoppers stating that online shopping is more convenient, 35% stating that it is less expensive and 22% stating that they were able to purchase items that they could not find elsewhere.

         The Internet gives companies the opportunity to develop one-to-one relationships with customers worldwide from a central location without having the burdensome costs of managing and maintaining a significant retail store infrastructure or the continuous printing and mailing costs of catalog marketing. Growth in Internet usage has been fueled by a number of factors, including the large and growing installed base of personal computers in the workplace and home, advances in the performance and speed of personal computers and modems, improvements in network infrastructure, easier and cheaper access to the Internet and increased awareness of the Internet among businesses and consumers. The increasing functionality, accessibility and overall usage of the Internet and online services have made them an attractive commercial medium. The Internet and other online services are evolving into a unique sales and marketing channel, just as retail stores, mail-order catalogs and television shopping have done. Online retailers can interact directly with customers by frequently adjusting their featured selections, editorial insights, shopping interfaces, pricing and visual presentations. The minimal cost to publish on the Web, the ability to reach and serve a large and global group of customers electronically from a central location, and the potential for personalized low-cost customer interaction provide additional economic benefits for online retailers. Because of these advantages over traditional retailers, online retailers have the potential to build large, global customer bases quickly and to achieve superior economic returns over the long term. An increasingly broad base of products is being sold successfully online, including computers, travel services, brokerage services, music and books.

         PRODUCTS ACQUIRED FROM OTHERS.

         The Company offers a broad range of collectibles, gifts, and memorabilia, most of which are replicas, and some of which are authentic restored merchandise, including Coca-Cola bottle dispenser machines.

         Merchandise offered has a broad price range, from a low end of $15 to $20 for such items as coffee mugs and die-cast cars to a high end of up to $6,500 for such items as love seats made from the rear end of a 1957 Chevrolet Bel Air, to a full-size floor model Wurlitzer Jukebox, to rare and authenticated autographed photos and collectibles. The Company's average retail sale has approximated $54.

         Most products which the Company acquires from others are supplied by authorized manufacturers of trademark registered companies, such as Coca-Cola, Star Wars, Star Trek, Pepsi, Chevrolet, Harley-Davidson, NASCAR, Disney, Warner Bros., and various Hollywood and entertainment personalities such as Elvis Presley, Marilyn Monroe, James Dean, and John Wayne, as well as a number of famous sports figures.

         MANUFACTURED PRODUCTS.

         The Company's wholly owned subsidiary, Unique Images, manufactures framed memorabilia products which are sold by the Company through its Web site and which are sold to the Company's wholesale customers which include primarily bricks and mortar retailers of Hollywood, sports, music and entertainment industry memorabilia in the United States and Japan. The Company also offers the products which it manufactures through auctions.

         The raw materials for the framed memorabilia manufactured by Unique Images are obtained from selected reliable sources such as Hollywood costume companies, movie studios and prop manufacturers. Autographed photos and sports collectibles are obtained from private collections, estate auctions, and through exclusive in-person signings with the actor, entertainer, or sports figure. Framing materials are obtained in large quantities through framing suppliers, many of which originate directly from manufacturers in Mexico. The Company has not experienced difficulty in obtaining raw materials.

         Production is managed by a highly-trained professional staff, using computerized mat cutting and framing equipment. Framing and matting services are also performed on a limited basis for some wholesale customers of Unique Images.

         Wholesale marketing efforts are undertaken by Keith Veltre, President and General Manager of Unique Images.

         INTERNET SHOPPING SITE.

         The Company's Web site uses Shopsite Web hosting software. The Company's Web site is physically located on a server owned and maintained by InterLand Incorporated in Atlanta, Georgia.

         The Company's Web site features a "secure server" shopping cart for online ordering and tracking of product shipment. A primary feature of the Web site is its interactive, searchable catalog of more than 2,000 products. The Company provides search tools to find products primarily based on categories such as sports, television stars, movie stars, music artists, political and historical, game room and home theater, beverage collectibles, Coca-Cola collectibles, hot collectibles, cartoons, science fiction, neon and electric art, transportation and metal signs.

         Through the Company's Web site, customers are able to order products, conduct targeted searches, browse from among highlighted product offerings, participate in promotions and check order status. Clicking with the mouse on any of the products pulls up more information about the product, as well as a button which, if clicked, adds the product to the customer's order. Customers can add and remove products from their shopping baskets as they browse prior to making a final purchase decision, just as in a physical store. To execute orders, customers click on the buy button and are prompted to supply shipping and credit card details, either by e-mail, telephone, fax or website. The Company also accepts PayPal on eBay.

         Customers are offered a variety of delivery services, including overnight and various international shipping options. The Company's system automatically confirms each order by e-mail to the customer within minutes after the order is placed and advises customers by e-mail shortly after orders are shipped.

         The Company ships products from its Henderson, Nevada facilities via the U.S. Postal Service and UPS. In some instances, the Company has made arrangements (with the Company bearing the risk of return) for larger products to be drop-shipped by the manufacturer or supplier directly to the Company's customer.

         The Company sources product from a network of distributors. The Company has implemented the necessary shipping and inventory control capacity to enable it to provide a rapid response to customer requests. Most of the Company's products are available for shipment within 24 hours for delivery within two to four business days. Items too large for conventional shipping may be shipped via freight. If an item is backordered, the customer is notified immediately via e-mail.

         All products are shipped with a customer satisfaction guarantee, which includes credit, refund or exchange of product which is damaged, defective, or unsatisfactory to the customer in any way, provided the product is returned in "like-new" condition in its original packaging box with the customer's receipt within 30 days.

         The Company participates in The Council of Better Business Bureau's BBBOnLine-Registered Tradmark- Privacy Program and complies with its privacy standards. This allows the Company to display the BBBOnLine-Registered Tradmark-compliance seal on its Web site. The BBBOnLine-Registered Tradmark- Privacy Program provides verification, monitoring and review of Web sites and customer dispute resolution services. Through the BBBOnLine-Registered Tradmark- Privacy Program, customers can check the Company's history and obtain contact information and assurance that the Company stands behind its advertising claims.

         The Company has obtained a VeriSign digital certificate to register its right to use the domain name "americabilia.com." This certificate authenticates the Company for purposes of secure online transactions.

         MARKETING AND PROMOTION.

         The Company's marketing strategy is designed to strengthen the americabilia.com brandname, increase customer traffic to its Web site, build strong customer loyalty and maximize repeat purchases.

Loyal, satisfied customers also generate word-of-mouth advertising and awareness and are able to reach thousands of other customers and potential customers because of the reach of online email and "chat room" communication.

         The Company intends to employ a variety of media, program and product development, business development and promotional activities to achieve these goals. The Company's Web site has been registered with key search engine/online web sites, including Yahoo, HotBot, Lycos, WebCrawler, Excite, Infoseek, AltaVista, Northern Light, Whatyouseek, GoTo, NBCi, Google and AOL Netfind. The Company will also engage in a program of print advertising in specialized newspapers and magazines.

         The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases depends, in part, on the strength of its customer support and service operations and staff. Furthermore, the Company values frequent communication with and feedback from its customers in order to continually improve the store and its services. The Company offers e-mail addresses to enable customers to request information and to encourage feedback and suggestions. The Company's customer support and service personnel will be responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments and payments.

         MARKET AND COMPETITION.

         The market for collectibles and memorabilia is large and relatively fragmented. Although the market for collectibles and antiques is worldwide, the Company anticipates that the majority of customers will be from the United States (with more than 80 million households currently connected to the Internet, according to a Study by IntelliQuest Research), as well as Japan, Western Europe and the United Kingdom. The Company believes that collectible and memorabilia Web sites currently doing business on the Internet generally lack product selection and customer appeal. The Company has attempted to select a product line which will not only fill a niche in Internet marketing, but will also have a broad appeal for collectors of all types of American-themed collectibles and memorabilia.

         The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive. The Company expects this competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost. The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, reliability and speed of fulfillment. Many of the Company's current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company. In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases.

         Certain of the Company's competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company. Increased competition over time may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

         New technologies and the expansion of existing technologies may increase the competitive pressures on the Company. For example, client-agent applications that select specific products from a variety of Web sites may channel customers to companies that compete with the Company. In addition, companies that control access to transactions through network access or Web browsers could promote the Company's competitors or charge the Company a substantial fee for inclusion.

         SEASONALITY.

         The Company's business is seasonal with higher than average sales occurring in the fourth calendar quarter as a result of holiday gift purchases.

         EMPLOYEES AND CONSULTANTS.

         The Company currently employs eighteen (18) full time employees and one (1) part time employee at its Henderson, Nevada facility to handle product production, administration and shipping. In addition, three (3) of the Company's shareholders currently work for the Company without cash compensation. It is anticipated that these three members of the Company's management will continue to conduct all aspects of the Company's business without compensation until operations generate cash flow sufficient to permit the payment of salaries. The Company believes that its relations with its employees are good. The Company anticipates that within the next twelve months, the Company will need to hire additional personnel for shipping and sales. The Company also may hire additional management personnel.

         The Company intends to start paying compensation to existing management and increase compensation for other employees at such time and in such amounts as determined by the Company's officers and directors in their sole discretion.

         TRADENAME.

         The Company has obtained federal service mark registration of its trade name, "americabilia."

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

         Over 95% of the Company's revenues from external customers for the year 2000 and the period from March 2, 1999 (Date of Inception) through December 31, 1999 were attributable to customers in the United States.

         All of the Company's long-lived assets are located in the United
States.

ITEM 2. DESCRIPTION OF PROPERTY

         The Company leases its principal executive offices, production facilities and warehouse facilities which consist of approximately 21,600 square feet of office/production/warehouse space from a third party at a cost of $10,584 per month pursuant to a triple net lease that expires on October 31, 2003 with an option to extend for an additional three (3) year term.

ITEM 3. LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company or the property of the Company is subject. In addition, no other such proceedings are known to be contemplated against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ABIL." Set forth in the following table are the high and low bid quotations for the Company's Common Stock for each of the quarters of the fiscal year ended December 31, 1999 during which the Common stock was traded and for each of the quarters in the year 2000. The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock. The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

               QUARTER ENDED            HIGH BID  LOW BID
               September 30, 1999       $14.31    $10.75
               December 31, 1999        $14.31    $9.50
               March 31, 2000           $13.75    $9.00
               June 30, 2000            $12.50    $5.00
               September 30, 2000       $10.375   $4.00
               December 31, 2000        $5.185    $1.375

         As of January 23, 2001, there were approximately 539 record holders of the Company's Common Stock.

         The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

         On October 30, 2000, the Company sold a unit consisting of 16,500 shares of Common Stock and warrants to purchase an additional 8,250 shares of Common Stock for $49,500. The sale was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial information set forth below has been derived from the Company's consolidated financial statements for the period from March 2, 1999 (date of inception) through December 31, 1999 and for the fiscal year ended December 31, 2000, were audited by Deloitte & Touche LLP and should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

                                                         PERIOD FROM
                                                        MARCH 2, 1999
                                                          (DATE OF
                                         FISCAL YEAR      INCEPTION)
                                            ENDED          THROUGH
                                         DECEMBER 31,    DECEMBER 31,
                                             2000            1999
                                        -------------------------------
OPERATIONS DATA:
  Revenues ..........................   $  2,384,236    $    662,231
  Net Loss ..........................       (549,635)       (349,551)
  Loss per share ....................          (0.08)          (0.08)
  Weighted average shares outstanding      6,656,815       4,172,576


                                         DECEMBER 31,    DECEMBER 31,
                                             2000            1999
                                        -------------------------------
BALANCE SHEET DATA:
Working capital .....................   $  1,005,250   $    792,861
Total assets ........................      1,851,728      1,473,908
Long-term debt ......................        628,088         46,600
Stockholders' equity ................        731,217      1,190,215


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW.

         SPECIAL FACTORS AFFECTING THE COMPARABILITY OF CURRENT PERIOD AND PRIOR PERIOD OPERATING RESULTS

         The following discussion should be read in conjunction with, and is qualified in its entirety by our consolidated financial statements as of and for the fiscal year ended December 31, 2000 and for the period from March 2, 1999 (Date of Inception) through December 31, 1999. The Company was formed on March 2, 1999. The Company did not achieve substantial operations until after June 30, 1999. Further, the Company acquired Unique Images in the third quarter of 1999. The period presented in the consolidated financial statements from March 2, 1999 through December 31, 1999 is not a full year of operations and was during the development stage of the Company. Such period may not be comparable to the fiscal year ended December 31, 2000. The period from March 2, 1999 through December 31, 1999 is referred to herein as "fiscal 1999" while the period from January 1, 2000 through December 31, 2000 is referred to herein as "fiscal 2000".

DESCRIPTION OF BUSINESS.

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

         On August 11, 1999, the Company acquired the outstanding capital stock of Veltre Enterprises, Inc. dba Unique Images. Unique Images designs and manufactures Hollywood and sports memorabilia for fine art and memorabilia galleries. Unique Images also provides high volume and custom picture framing services. Unique Images uses computerized joiner and mat cutting equipment. The purchase price paid for Unique Images consisted of (i) $200,000 in cash, (ii) a Promissory Note in the original principal amount of $200,000 and (iii) 100,000 shares of common stock of americabilia.com Nevada. The stock was issued at its fair value on the issue date of $1.00 per share or $100,000 in total. The Promissory Note was paid in full in November 1999. As part of the purchase, americabilia.com Nevada agreed to lease from Keith Veltre and his affiliates the premises that are used for Unique Images' business operations as well as certain business equipment.

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

         The recapitalization was accounted for by adjusting common stock by $537 for the 537,692 shares of common stock held by the shareholders at the time that the entity was known as Terra International Pharmaceuticals, Inc. In addition, because the net assets of Terra International Pharmaceuticals, Inc. were $0, paid in capital was decreased by an amount equal to the par value of the 537,692 shares. Prior to the reverse merger, Terra Pharmaceuticals had no operations. The companies involved in the recapitalization included Terra Pharmaceuticals, Terra's wholly owned subsidiary,

Worldwide Collectibles, and americabilia.com Nevada. Unique Images was merged into Worldwide Collectibles in January 2001.

FISCAL 2000 RESULTS OF OPERATIONS

         REVENUES AND COST OF PRODUCTS

         Revenue for fiscal 2000 was $2,384,236, an increase of $1,722,005, or 260% from prior year. Fiscal 2000 revenues included $669,186 in external sales by Worldwide Collectibles, Inc. and $1,715,050 in external sales by Unique Images. External sales refers to sales to third parties, excluding intercompany sales between Unique Images and Worldwide Collectibles, Inc. The increase in revenues was due to a full year of operations in fiscal 2000 compared to a partial year in fiscal 1999, and in the case of Unique Images, due to the addition of several new clients which increase its total sales volume.

         EXPENSES

         Cost of sales was $1,719,698 in fiscal 2000 versus $415,330 in fiscal 1999. Product costs for Worldwide Collectibles, Inc. were $467,139 in fiscal 2000 versus $142,552 in fiscal 1999. Product cost for Unique Images was $1,252,559 for fiscal 2000 versus $272,778 in fiscal 1999. Costs of sales include cost of the product plus associated freight costs to acquire and ship the product. Costs of sales also include direct labor and related payroll benefits associated with the manufacturing (for wholesale products), stocking, packaging, and shipment of products. Worldwide Collectibles, Inc., the retail segment, had a gross margin in fiscal 2000 of $202,047 or 30% compared to a gross margin of $151,457 or 52% in fiscal 1999. The decrease in the margin for Worldwide Collectibles, Inc. was a result of the sale of slower moving inventory items for lower profits on the eBay Web site in fiscal 2000 in an effort to improve customer visibility. Unique Images, the wholesale segment, had gross margin for fiscal 2000 of $462,522 or 27% compared to $95,444 or 26%. The increase in the margin for Unique Images was a result of a shift in product mix in fiscal 2000 toward higher margin products.

         General and administrative expenses (including marketing) were $1,067,712 in fiscal 2000 compared to $557,310 in fiscal 1999. Marketing expenses decreased by $12,457 or 10% to $113,552 in fiscal 2000 compared to $126,009 in fiscal 1999. Professional and legal expenses increased by $101,856 or 65% to $258,819 in fiscal 2000 compared to $156,963 in fiscal
1999. Facility expenses including utilities increased by $62,222 or 103% to $122,567 in fiscal 2000 compared to $60,345 in fiscal 1999. Salaries and benefits of office personnel (including the costs of contributed salaries) increased by $272,776 or 198%, to $410,376 in fiscal 2000 compared to $137,600 in fiscal 1999. Three (3) shareholders of the Company who provide services to the Company are currently not receiving salaries. However, contributed salary expense has been recognized in the form of contributed capital. In addition, the Company had a loss on disposal of assets of $24,125 in fiscal 2000. The loss was attributed to the Company's termination of its operating lease of the Unique Images facility. All other expenses increased by $86,005 or 113% to $162,398 in fiscal 2000 compared to $76,393 in fiscal 1999. The changes in these expenses are largely attributable to the Company's full year of operations as compared to a partial year in fiscal 1999, and the increased maturation of the Company's operations.

         OTHER INCOME (EXPENSE)

         Interest expense increased to $49,936 from $13,648 in fiscal 1999 as a result of additional borrowings of Worldwide Collectibles, Inc. and of Unique Images. Included in interest expense is interest expense for loans from officers and directors of $28,209 for fiscal 2000 compared to $3,779 in fiscal 1999, an increase of $24,430 as a result of additional borrowings from officers and directors. Interest income increased to $12,602 from $10,091 in fiscal 1999. Other income increased to $9,529 from $2,314 in fiscal

1999. The changes in interest income and other income are attributable to the Company's full year of operations as compared to a partial year in fiscal 1999.

         NET INCOME (LOSS)

         The Net Loss was $549,635 or $.08 per share in fiscal 2000 compared to $349,551 or $.08 per share in fiscal 1999. The change is the result of reasons described above.

FISCAL 1999 RESULTS OF OPERATIONS

         REVENUES

         Company revenues reached $662,231 in fiscal 1999 as a result of $294,009 in external sales by Worldwide Collectibles, Inc. and $368,222 in external sales by Unique Images whose operations were acquired on August 11, 1999.

         EXPENSES

         Cost of sales in fiscal 1999 was $415,330 as a result of product costs for Worldwide Collectibles, Inc. of $142,552 and product cost for Unique Images whose operations were acquired on August 11, 1999 of $272,778. Costs of sales include cost of the product plus associated freight costs to acquire and ship the product. Costs of sales also include direct labor and related payroll benefits associated with the manufacturing (for wholesale products), stocking, packaging, and shipment of products. Worldwide Collectibles, Inc., the retail segment, had a gross margin for fiscal 1999 of $151,457 or 52% of revenues. Unique Images, the wholesale segment, had gross margin for fiscal 1999 of $95,444 or 26% of revenues. General and administrative expenses (including marketing) were $557,310 in fiscal 1999.

         These expenses reflect the Company's recognition of opening expenses (expenses incurred to establish the business and costs prior to commencement of operations) and general and administrative expenses. General and administrative expenses for the period from March 2, 1999 (Inception) through December 31, 1999 include marketing expenses of $126,009, professional and legal expenses of $156,963, facility expenses including utilities of $60,345, salaries and benefits of office personnel of $137,600 (including the costs of contributed salaries). All other expenses were $76,393. Several officers of the Company are currently not receiving salaries. However, contributed salary expense has been recognized in the form of contributed capital.

         OTHER INCOME (EXPENSE)

         Interest expense in fiscal 1999 was $13,648 as a result of borrowings of Worldwide Collectibles, Inc. and of Unique Images whose operations were acquired on August 11, 1999. Interest expense for loans from officers and directors of $3,779 for the period from March 2, 1999 (inception) through December 31, 1999 is included in interest expense. Interest income and other income in fiscal 1999 was $12,405 as a result of interest on cash in interest bearing bank accounts of Worldwide Collectibles and of Unique Images whose operations were acquired on August 11, 1999.

         NET INCOME (LOSS)

         The Net Loss in fiscal 1999 was $349,551 or $.08 per share as a result of corporate operations and due to the results of operations of Worldwide Collectibles, Inc. and of Unique Images whose operations were acquired on August 11, 1999 due to matters discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

         At December 31, 2000, the Company had cash and cash equivalents of $147,420. The Company had working capital of $1,005,250 and stockholders' equity of $731,217. Cash decreased at the end of fiscal 2000 as compared to the end of fiscal 1999 by $175,707 primarily due to $1,064,115 used in operating activities net of $913,215 of financing. The Company generated cash in fiscal 2000 as the result of loans from two (2) directors of the Company and the issuance of securities.

         Cash flow from operations is expected to be sufficient to pay ongoing operating costs of the Company in the near future. However the Company expects to raise additional funds through a combination of the sale of its securities or borrowing in order to expand operations and increase its technical infrastructure and inventory. However, there can be no assurance that any additional financing, if needed to meet liquidity needs, will be available to the Company on favorable terms or at all. There can be no assurance that the Company's estimate of foreseeable liquidity needs is accurate or that no new business developments or other unforeseen events will not occur, any of which could result in the need to raise additional funds. The Company expects that the adequacy of its operating cash flow will depend upon:

         -        customer acceptance of its products;

         - the continued development of the Internet market as a source for its products;

         -        the intensity of its competition;

         -        the efficiency of operations; and

         - the depth of customer demand, and the effectiveness of its marketing and promotional efforts.

LOANS FROM RELATED PARTIES.

         During fiscal 1999, the Company's chairman of the board and the Company's president each loaned the Company $50,000. Each of these loans bears interest at the rate of nine percent (9%) per annum and is due and payable on March 1, 2001. During fiscal 1999, the Company's chairman also contributed approximately $34,000 of inventory in exchange for a note. During fiscal 1999, the Company's chairman exchanged $67,778 of his notes payable, including accrued interest, for the same amount of the note receivable from stockholders arising out of the issuance of stock in June 1999, leaving a net note payable in the amount of $16,021, due on March 1, 2001. During fiscal 1999, the Company's president exchanged $33,889 of his note payable, including accrued interest, for the same amount of notes receivable arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $17,116, due on March 1, 2001.

         During fiscal 2000, the Company's chairman of the board and the Company's president loaned the Company $150,000 and $100,000, respectively. Each of these loans bears interest at the rate of eight percent (8%) per annum and is due and payable in March 2002.

         During fiscal 2000, the Company's chairman of the board advanced $405,514 to the Company for purchases of inventory by the wholesale segment of the Company. The advances bear interest at the rate of ten percent per annum and are secured by the inventory and must be repaid with proceeds from the sale of the inventory purchased with the advances. The Company has repaid $31,468 of the advances. The advances are due and payable in March 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS.

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which is effective for fiscal years beginning after June 15, 2000. SFAS 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-along instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. these market value adjustments are to be included either in the income statement or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over the counter market. In cases where derivatives relate to financial instruments of non-public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. Based on management's understanding of SFAS 133, the Company does not believe that it has any derivative instruments and does not have any hedging activities. The adoption of SFAS 133 in fiscal year 2000 had no impact on the consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The adoption of SAB 101 in fiscal year 2000 had no impact on the consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board of the AICPA issued FASB Interpretation 44 "Accounting for Certain Transactions involving Stock Compensation" ("FIN 44"), which provides clarification on the application of Accounting Principals Board Opinion No. 25 "Accounting for Stock Issued to Employees" and is effective for the Company's year ending December 31, 2000. The adoption of FIN 44 in fiscal year 2000 had no impact on the consolidated financial statements.

FORWARD LOOKING STATEMENTS.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company invests its cash and cash equivalents in FDIC insured savings accounts which, by their nature, are not subject to interest rate fluctuation.

         As of December 31, 2000, the Company had $919,437 in borrowings. The borrowings are related to bank loans, capitalized leases and loans from officers and directors which, by their nature, are not subject to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Independent Auditors' Report......................................................16

        Consolidated Balance Sheets as of December 31, 2000
          and December 31, 1999...........................................................17

        Consolidated Statements of Operations for the year ended December 31,
          2000 and for the period from March 2, 1999 (Date of Inception)
          through December 31, 1999.......................................................19

        Consolidated Statements of Stockholders' Equity for the year ended
          December 31, 2000 and for the period from March 2, 1999
          (Date of Inception) through December 31, 1999...................................20

        Consolidated Statements of Cash Flows for the year ended December 31,
          2000 and for the period from March 2, 1999
          (Date of Inception) through December 31, 1999...................................21

        Notes to Consolidated Financial Statements .......................................23

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
americabilia.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of americabilia.com, Inc. and Subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and for the period from March 2, 1999 (date of inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the year ended December 31, 2000 and for the period from March 2, 1999 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.





Deloitte & Touche LLP
Las Vegas, Nevada
February 6, 2001

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                   2000           1999
CURRENT ASSETS:
  Cash and cash equivalents                          $    147,420   $    323,127
  Accounts receivable, net                                430,984        236,583
  Inventories                                             913,468        446,448
  Prepaid expenses and deposits                             5,801         23,796
                                                     ------------   ------------

           Total current assets                         1,497,673      1,029,954

PROPERTY AND EQUIPMENT, Net                               120,992        154,399

GOODWILL, Net                                             221,619        282,061

OTHER ASSETS                                               11,444          7,494
                                                     ------------   ------------

TOTAL                                                $  1,851,728   $  1,473,908
                                                     ============   ============


See accompanying notes to consolidated financial statements.
                                                                     (Continued)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000            1999
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                         $    201,074    $    224,422
  Notes payable to bank                                                 250,000
  Current portion of loans from stockholders                             32,933
  Current portion of lease obligations                                    8,416           9,122
  Income taxes payable                                                                    3,549
                                                                   ------------    ------------

           Total current liabilities                                    492,423         237,093

LOANS FROM STOCKHOLDERS, Less current portion                           624,250          34,508

LEASE OBLIGATIONS, Less current portion                                   3,838          12,092
                                                                   ------------    ------------

           Total liabilities                                          1,120,511         283,693
                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
  Common stock, $0.001 par value; authorized, 50,000,000 shares;
    6,669,192 shares and 6,652,692 shares issued and outstanding          6,670           6,653
  Additional paid-in capital                                          1,737,008       1,637,525
  Notes receivable from stockholders for stock                         (113,275)       (104,412)
  Accumulated deficit                                                  (899,186)       (349,551)
                                                                   ------------    ------------

           Total stockholders' equity                                   731,217       1,190,215
                                                                   ------------    ------------

TOTAL                                                              $  1,851,728    $  1,473,908
                                                                   ============    ============


See accompanying notes to consolidated financial statements.
                                                                     (Concluded)

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM
MARCH 2, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                               PERIOD FROM
                                                                 MARCH 2,
                                                YEAR ENDED       1999 TO
                                                DECEMBER 31,    DECEMBER 31,
                                                   2000            1999
REVENUES:
  Retail/wholesale                             $  2,384,236    $    662,231
  Cost of sales                                   1,719,698         415,330
                                               ------------    ------------
           Gross profit                             664,538         246,901
                                               ------------    ------------
OPERATING EXPENSES:
  General and administrative expenses               954,160         431,301
  Marketing expenses                                113,552         126,009
  Depreciation and amortization                      94,531          34,368
  Loss on disposal of assets                         24,125
  Organization costs                                                 34,532
                                               ------------    ------------
           Total operating expenses               1,186,368         626,210
                                               ------------    ------------
LOSS FROM OPERATIONS                               (521,830)       (379,309)
                                               ------------    ------------
OTHER (EXPENSE) INCOME:
  Interest income                                    12,602          10,091
  Interest expense                                  (49,936)        (13,648)
  Other                                               9,529           2,314
                                               ------------    ------------
           Total other expense                      (27,805)         (1,243)
                                               ------------    ------------
LOSS BEFORE INCOME TAXES                           (549,635)       (380,552)

BENEFIT FOR INCOME TAXES -
  Deferred tax benefit                                               31,001
                                               ------------    ------------
NET LOSS                                       $   (549,635)   $   (349,551)
                                               ============    ============

EARNINGS PER SHARE:
  Basic and diluted -
    Net loss                                   $   (549,635)   $   (349,551)
                                               ============    ============
  Weighted-average common shares outstanding      6,656,815       4,172,576
                                               ============    ============
  Loss per share                               $       0.08    $       0.08
                                               ============    ============

See accompanying notes to consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM
MARCH 2, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                        NOTES
                                                COMMON STOCK            ADDITIONAL    RECEIVABLE
                                        -----------------------------     PAID-IN        FROM       ACCUMULATED
                                            SHARES         AMOUNT         CAPITAL    STOCKHOLDERS     DEFICIT         TOTAL
BALANCE, MARCH 2, 1999
  (Date of inception)                           -      $       -      $        -     $        -     $        -     $        -

  Proceeds from issuance
    to original investors                  5,000,000          5,000        495,000       (200,000)                      300,000

  Proceeds from private placement          1,000,000          1,000        989,178                                      990,178

  Stock issued in connection with
    acquisition                              100,000            100         99,900                                      100,000

  Stock options exercised                     15,000             15         14,985                                       15,000

  Effect of a reverse merger accounted
    for as a recapitalization                537,692            538           (538)

  Interest income from notes
    receivable from stockholders                                                           (3,412)                       (3,412)

  Contributed services of officers
    and employees                                                           39,000                                       39,000

  Loans payable to officers exchanged
    for stockholder loans                                                                  99,000                        99,000

    Net loss                                                                                            (349,551)      (349,551)
                                        ------------   ------------   ------------   ------------   ------------   ------------

BALANCE,
  DECEMBER 31, 1999                        6,652,692          6,653      1,637,525       (104,412)      (349,551)     1,190,215

  Proceeds from private placement             16,500             17         49,483                                       49,500

  Interest income from notes
    receivable from stockholders                                                           (8,863)                       (8,863)

  Contributed services of officers
    and employees                                                           50,000                                       50,000

    Net loss                                                                                            (549,635)      (549,635)
                                        ------------   ------------   ------------   ------------   ------------   ------------

BALANCE,
  DECEMBER 31, 2000                        6,669,192   $      6,670   $  1,737,008   $   (113,275)  $   (899,186)  $    731,217
                                        ============   ============   ============   ============   ============   ============


See accompanying notes to consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM
MARCH 2, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                                PERIOD FROM
                                                                                                   MARCH 2,
                                                                                 YEAR ENDED        1999 TO
                                                                                DECEMBER 31,     DECEMBER 31,
                                                                                    2000            1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $   (549,635)   $   (349,551)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     94,531          34,368
    Loss on disposal of assets                                                        24,125
    Provision for bad debts                                                              729            (150)
    Contributed services of officers and employees                                    50,000          39,000
    Deferred income taxes                                                                             (7,600)
    Changes in operating assets and liabilities, net of effects from acquisition of businesses:
      Increase in trade accounts receivable                                         (195,130)        (10,511)
      Increase in inventories                                                       (467,020)       (410,768)
      Increase (decrease) in prepaid assets and deposits                              17,995          (8,447)
      (Increase) decrease in other assets                                            (12,813)         24,875
      (Decrease) increase in trade accounts payable and accrued expenses             (23,348)        152,244
      Decrease in other liabilities                                                   (3,549)        (20,100)
                                                                                ------------    ------------

           Net cash used in operating activities                                  (1,064,115)       (556,640)
                                                                                ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (24,807)       (103,998)
  Acquisition of business, net of cash acquired                                                     (394,434)
                                                                                ------------    ------------

           Net cash used in investing activities                                     (24,807)       (498,432)
                                                                                ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable to bank                                    250,000
  Repayment of lease obligations                                                      (8,960)        (26,979)
  Proceeds from loans from stockholders                                              654,143         100,000
  Repayment of loans from stockholders                                               (31,468)
  Common stock issued                                                                 49,500       1,305,178
                                                                                ------------    ------------

           Net cash provided by financing activities                                 913,215       1,378,199
                                                                                ------------    ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (175,707)        323,127

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       323,127            -
                                                                                ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $    147,420    $    323,127
                                                                                ============    ============

See accompanying notes to consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 2000 AND THE PERIOD FROM
MARCH 2, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                                                                PERIOD FROM
                                                                                                  MARCH 2,
                                                                                 YEAR ENDED        1999 TO
                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                    2000            1999
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Stock issued for notes receivable                                                             $    104,412
  Inventory acquired through loan to stockholder                                                      34,506
  The Company purchased all of the capital stock of Unique Images, Inc.
    for $500,000.  In conjunction with the acquisition, liabilities were assumed as follows:
    Fair value of assets acquired through purchase of Unique Images, Inc.                       $    586,128
    Cash paid for capital stock                                                                     (400,000)
                                                                                                ------------

    Liabilities assumed through purchase of Unique Images, Inc.                                 $    186,128
                                                                                                ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - Cash paid during the year for:
    Interest                                                                    $     34,735    $     12,842
                                                                                ============    ============

    Taxes                                                                       $      3,700
                                                                                ============


See accompanying notes to consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         DESCRIPTION OF BUSINESS - americabilia.com, Inc., a Florida corporation ("americabilia"), is engaged in direct Internet merchandising and wholesale distribution of American-themed collectibles, gifts, and memorabilia. Americabilia manufactures and assembles its own products and also purchases products from a number of sources. Americabilia's products are marketed on an Internet shopping site, www.americabilia.com. Americabilia strives to offer its customers a broad selection of products, a convenient shopping experience, and competitive pricing. Americabilia commenced with organizational and operational activities on March 2, 1999 in Nevada as americabilia.com Nevada.

         On August 11, 1999, americabilia acquired the outstanding capital stock of Veltre Enterprises, Inc. dba Unique Images, Inc. ("Unique Images"). Unique Images designs and manufactures Hollywood and sports memorabilia for fine art and memorabilia galleries. Unique Images also provides high-volume and custom picture framing services. Unique Images uses computerized joiner and mat cutting equipment. The purchase price paid for Unique Images consisted of (i) $200,000 in cash, (ii) a Promissory
         Note in the original principal amount of $200,000, and (iii) 100,000 shares of the Rule 506 common stock of americabilia.com Nevada. The stock was issued at its fair value on issue date of $1.00 per share or $100,000 in total. The Promissory Note was paid in full in November 1999.

         The registrant was organized under the laws of the State of Florida on August 22, 1989 under the name First Zurich Investments, Inc. On November 15, 1996, the registrant changed its name to Terra International Pharmaceuticals, Inc. On September 7, 1999, the registrant conducted a recapitalization through the merger of americabilia.com Nevada with and into Worldwide Collectibles, Inc., a Nevada corporation and a wholly owned subsidiary of the registrant formed for the purpose of the merger. Pursuant to an Agreement of Merger, dated September 14, 1999, each of the former stockholders of americabilia.com Nevada received one (1) share of common stock, $.001 par value per share, in exchange for their shares of americabilia.com Nevada. As a result of the acquisition, a total of 6,115,000 shares of Rule 506 common stock were issued to the former stockholders of americabilia.com Nevada. Prior to its acquisition of americabilia.com Nevada, the registrant did not have any operations. For accounting purposes, the acquisition has been treated as a recapitalization of americabilia.com, with americabilia.com as the acquirer (reverse merger). As a result of this transaction, americabilia became a publicly traded company.

         The recapitalization was accounted for by adjusting common stock by $537 for the 537,692 shares of common stock held by the stockholders at the time that the entity was known as Terra International Pharmaceuticals, Inc. ("Terra") and by decreasing paid-in capital by an amount equal to the par value of the 537,692 shares because the net assets of Terra totaled $0. Prior to the reverse merger, Terra had no operations. The companies involved in the recapitalization included Terra, Terra's wholly owned subsidiary, Worldwide Collectibles, and americabilia.com Nevada (the predecessor of Worldwide Collectibles). Hereinafter, americabilia.com, Inc. and its subsidiaries are referred to as the Company.

         In January 2001, Unique Images was merged into Worldwide Collectibles. There was no accounting impact from this merger.

         During the year ended December 31, 2000 and the period ended December 31, 1999, certain stockholders provided services for the Company. The accompanying financial statements for the year ended December 31, 2000 and the period ended December 31, 1999 include contributions to capital representing estimates of compensation costs for services rendered to the Company by the executive officers of the Company upon commencement of sales. These contributions, which amounted to $76,000 for the year ended December 31, 2000 and $60,000 for the period ended December 31, 1999, were based on management's estimate of time expended on the Company's behalf by the executive officers. Such contributions have been accounted for with charges to operations and with credits net of tax effects in like amounts to paid-in capital.

         It is anticipated that payment of salaries will commence at such a time as the Company's operations have generated sufficient cash flow to enable the payment of salaries. The Company has not yet determined the amount or timing of the payment of salaries to certain of its executive personnel and will do so at the discretion of its officers and directors. The Company will continue to estimate and record compensation costs for services rendered by executive officers as circumstances warrant.

         BASIS OF PRESENTATION - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation. Results of operations of the acquisition of Unique Images, as described in Note 3, accounted for using the purchase method, are included from its date of acquisition. The period from March 2, 1999 through December 31, 1999 is herein referred to as "fiscal 1999" while the period from January 1, 2000 through December 31, 2000 is referred to herein as "fiscal 2000."

         CASH AND CASH EQUIVALENTS - Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and, at December 31, 2000 and 1999, consist of amounts held as bank deposits.

         ACCOUNTS RECEIVABLE - The Company's accounts receivable principally result from credit sales to third-party wholesale customers. Allowances for doubtful accounts are made when management believes that accounts are uncollectible.

         INVENTORIES - Inventories, consisting primarily of framed celebrity-autographed memorabilia pictures and collectibles, are valued at the lower of cost or market (replacement or net realizable value). Cost is determined using the first-in, first-out (FIFO) method for both raw materials and finished goods. The Company offers both framed memorabilia which it manufactures and products which it acquires from suppliers.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of future minimum lease payments. Depreciation and amortization are provided for in amounts sufficient to allocate the cost of depreciable or amortizable assets to operations over their estimated service lives or the lease term, using the straight-line method. The estimated service lives are generally as follows:

   Machinery and equipment                                            5-10 years
   Vehicles                                                            5-7 years
   Office furniture and equipment                                      3-7 years
   Leasehold improvements                                             5-10 years

         GOODWILL - The excess of cost over the fair value of net assets of purchased companies (goodwill) is being amortized by the straight-line method over five years. As of December 31, 2000 and 1999, unamortized goodwill was $221,619 and $282,061, respectively, net of accumulated amortization of $80,589 and $20,147, respectively. Goodwill is reassessed annually to determine whether any potential impairment exists.

         RETAIL AND WHOLESALE REVENUES - Retail revenues are recognized when product is shipped. Payment is received prior to shipment of product. Revenues are shown net of returns. The Company estimates the amounts of returns and refunds each month. Due to the shipping methods used by the Company, customers typically receive their product within one week after order placement.

         Estimated returns and refunds are recognized in the same period as sales. For the year ended December 31, 2000 and the period from March 2, 1999 (inception) through December 31, 1999, the Company recorded returns of $24,000 and $1,600, respectively, which approximated actual returns. The Company's refund and return policy is generally a "no questions asked" policy for 30 days after the sale provided that the product is returned in "like new" condition in its original packaging box with the customer's receipt.

         The Company has arrangements with a number of its suppliers to send certain larger products directly to customers. The Company recognizes revenue from the sale of these products when the products are shipped. Payment is received prior to shipment of the products. The title to these goods and the risks of ownership transfer to the Company upon shipment by the supplier. These products are manufactured by third parties, sold by the supplier to the Company, and shipped by the supplier upon the Company's request as a result of sales orders placed by customers.

         Wholesale revenues are recognized when goods are shipped. The Company records prepayments for goods as deferred revenue until the goods are shipped. Such prepayments are generally the result of deposits on larger wholesale orders. At December 31, 2000 and 1999, there was no deferred revenue.

         COST OF SALES - Cost of sales includes cost of the product plus associated freight costs to acquire and ship the product. Cost of sales also includes direct labor and related payroll benefits associated with the manufacturing (for wholesale products), stocking, packaging, and shipping of products. Agent or commission fees for the sales of products are included in cost of sales. The Company paid commission fees of $18,485 for the year ended December 31, 2000 and paid no agent or commission fee for fiscal 1999.

         ADVERTISING AND PROMOTIONAL COSTS - All advertising and promotional costs associated with advertising and promoting the Company's lines of business are expensed in the period incurred.

         IMPAIRMENT OF LONG-LIVED ASSETS - In the event that facts and circumstances indicate that the carrying value of long-lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required. As of December 31, 2000 and 1999, no adjustments or write-downs were required.

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair values because of the short maturity of these instruments. The fair value of the Company's notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 2000 and 1999, the aggregate fair value of the Company's notes payable and long-term debt approximated their carrying value.

         INCOME TAXES - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method with SFAS No. 109, deferred income taxes are required for the expected tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         NET INCOME PER SHARE - Basic earnings per share ("EPS") are computed by dividing the net income available to common stockholders by the weighted average of common shares outstanding during the period. Dilutive earnings per share are not presented for the fiscal years presented. When applicable, the Company's diluted EPS will include the dilutive effect of potential stock options and certain warrant exercises, calculated using the treasury stock method. At December 31, 2000 and 1999, the Company had potentially dilutive options outstanding of 162,500 and 5,000 shares, respectively.

         STOCK-BASED COMPENSATION - SFAS No. 123 provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of the Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." The Company continues to follow APB No. 25 and will provide pro forma disclosure as required by SFAS No. 123 in the notes to the consolidated financial statements.

         RECENTLY ISSUED ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes additional accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position. This statement also defines and allows companies to apply hedge accounting to its designated derivatives under certain instances. It also requires that all derivatives be marked to market on an ongoing basis. This applies whether the derivatives are stand-alone instruments, such as warrants or interest rate swaps, or embedded derivatives, such as call options contained in convertible debt investments. Along with the derivatives, in the case of qualifying hedges, the underlying hedged items are also to be marked to market. These market value adjustments are to be included either in the income statements or other comprehensive income, depending on the nature of the hedged transaction. The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or in an over-the-counter market. In cases where derivatives relate to financial instruments of non-public companies, or where quoted market prices are otherwise not available, such as for derivative financial instruments, fair value is based on estimates using present value or other valuation techniques. Based on management's understanding of SFAS No. 133, the Company does not believe that it has any derivative instruments and does not have any hedging activities. The adoption of SFAS No. 133 in fiscal year 2001 is expected to have no impact on the Company's consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The adoption of SAB 101 in fiscal year 2000 had no impact on the Company's consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board of the AICPA issued FASB Interpretation 44 "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides clarification on the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and is effective for the Company's year ended December 31, 2000. The adoption of FIN 44 in fiscal year 2000 had no impact on the Company's consolidated financial statements.

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the consolidated financial statements. Estimates are used when accounting for uncollectible accounts receivable, inventory market value and obsolescence, depreciation, taxes, contingencies, and sales returns. Actual results could differ from those estimated by management, and changes in such estimates may affect amounts reported in future periods.

         RECLASSIFICATIONS - Certain reclassifications have been made to the December 31, 1999 consolidated financial statements to conform to the December 31, 2000 financial statement presentation. These reclassifications had no effect on the operating results for the year ended December 31, 1999, as previously reported.

2.       CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk are cash and cash equivalents and accounts receivable arising from its normal business activities.

         Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base. Regarding wholesale accounts receivable, the Company performs certain credit evaluation procedures and does not require collateral. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

         Changes in the allowance for doubtful accounts for fiscal 2000 and fiscal 1999 consist of the following:

                                                       2000       1999
Beginning balance                                    $  6,764   $  6,914
Net recoveries of allowances                              729        150
                                                     --------   --------

Ending balance                                       $  6,035   $  6,764
                                                     ========   ========

3.       BUSINESS COMBINATIONS

         On August 11, 1999, the Company acquired the outstanding capital stock of Veltre Enterprises, Inc. dba Unique Images. The purchase price paid for Unique Images consisted of (i) $200,000 in cash and $200,000 by delivery of a Promissory Note and (ii) 100,000 shares of common stock of the Company. The Promissory Note was paid in full in November 1999. As part of the purchase, the Company entered into leases with Mr. Keith Veltre and his affiliates for the premises being used in Unique Images' business operations and certain business equipment. The transaction was recorded as a purchase. The resulting goodwill of $302,208 is being amortized over five years.

         On September 21, 1999, the Company merged with Terra. The stockholders of the Company exchanged 100 percent of their stock for approximately 91 percent of the stock of Terra. The transaction was accounted for as a recapitalization of the Company. Terra had no assets or liabilities. At the date of the merger, the financial position of Terra reflected $397,000 of accumulated deficit and an equal amount of additional paid-in capital and common stock. Its net equity was equal to $0. Terra had no operations prior to the reverse merger on September 21, 1999.

         The following unaudited pro forma information has been prepared assuming Unique Images had been acquired as of the beginning of the period presented and as if Unique Images were the predecessor company. The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates. In addition, the pro forma information is not intended to be a projection of futures results and does not reflect synergies expected to result from the integration of Unique Images and the Company's operations. Terra had no operations for the period, and, accordingly, no separate disclosure is presented.

         Pro forma information (unaudited), for the period from January 1, 1999 through December 31, 1999, is as follows:

Sales and other income                                         $  1,350,578
                                                               ============

Net loss from operations                                       $   (286,880)
                                                               ============

Loss per share from continuing operations                      $       0.07
                                                               ============


4.       INVENTORIES

         The components of inventories at December 31 are as follows:

                                                     2000           1999

Memorabilia and collectibles                     $    304,062   $    344,886
Raw materials                                         609,406        101,562
                                                 ------------   ------------

Total                                            $    913,468   $    446,448
                                                 ============   ============

5.       PROPERTY AND EQUIPMENT

         The components of property and equipment at December 31 are as follows:

                                                     2000           1999
Machinery and equipment                          $     63,078   $     58,400
Vehicles                                                4,500          4,500
Office furniture and equipment                         99,307         79,179
Leasehold improvements                                                26,541
                                                 ------------   ------------

                                                      166,885        168,620
Less accumulated depreciation and amortization         45,893         14,221
                                                 ------------   ------------

Total                                            $    120,992   $    154,399
                                                 ============   ============

6.       ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consisted of the following at December 31:


                                                       2000          1999
Accounts payable and accrued expenses              $   167,963   $   210,001
Accrued interest payable                                16,643           225
Payroll and related costs (including commissions)       16,468        14,196
                                                   -----------   -----------

Total                                              $   201,074   $   224,422
                                                   ===========   ===========


7.     LONG-TERM DEBT

       Long-term debt consists of the following at December 31:

                                                                         2000           1999
Notes payable to related parties (Company stockholders), due in
  March 2002, unsecured (Note 12)                                   $    657,183   $     34,508

Capitalized lease obligations with interest at 9.569% and 13.376%,
  collateralized by certain manufacturing equipment                       12,254         20,764

Variable rate bank loan with interest at 10.5%, due in April 2001        250,000

Other                                                                                       450
                                                                    ------------   ------------

Total debt                                                               919,437         55,722
Less current portion                                                     291,349          9,122
                                                                    ------------   ------------

Long-term debt                                                      $    628,088   $     46,600
                                                                    ============   ============


         At December 31, annual maturities on long-term debt and capitalized lease obligations were as follows:

2001                                                            $    291,349
2002                                                                 628,088
                                                                ------------

                                                                $    919,437


8.       LEASES

         The Company leases office space, warehouse, and equipment. In November 2000, the Company terminated its two office space and production facility leases and entered into a new office space and warehouse lease in order to consolidate operations. The new lease is renewable and provides for the payment of real estate taxes and certain other occupancy expenses. Rent expense was $135,859 and $58,570 for the years ended December 31, 2000 and 1999, respectively. See Note 12 regarding the lease on the building for Unique Images.

         Estimated commitments for minimum rentals under noncancelable leases at December 31, 2000 are as follows:

                                                          CAPITALIZED      OPERATING
                                                             LEASE           LEASE
2001                                                     $      9,222    $    172,031
2002                                                            3,936         151,866
2003                                                                          114,919
                                                         ------------    ------------

Total minimum lease payments                                   13,158    $    438,816
                                                                         ============
Less amount representing interest                                (904)
                                                         ------------

Present value of net minimum lease payments, including
  current maturities of $8,416                           $     12,254
                                                         ============


         Property and equipment at December 31 include the following amounts for capitalized leases:

                                                     2000           1999
Machinery and equipment                          $     25,251   $     25,251
Less allowance for depreciation                         7,373          2,323
                                                 ------------   ------------

                                                 $     17,878   $     22,928
                                                 ============   ============


9.       STOCKHOLDERS' EQUITY

         COMMON STOCK - Beginning in June 1999 and through July 15, 1999, the Company issued 5,000,000 common shares valued at $.10 per share or $500,000 to the original investors of the Company. 2,000,000 of the shares were issued through acceptance of $200,000 of notes receivable. The stock was restricted from trading for a period of one year after issuance.

         During August and September 1999, the Company issued 1,000,000 shares at $1.00 per share of its authorized but unissued common stock in a private placement. The proceeds from the sale of stock, net of issuance costs of $9,822, totaled $990,178. The stock was restricted from trading for a period of one year after issuance.

         In October 2000, the Company issued units consisting of 16,500 shares at $3.00 per share of its authorized but unissued common stock in a private placement. The subscription also issued 8,250 warrants to purchase stock at $4.50 per share through April 30, 2001. The proceeds from the sale of stock totaled $49,500. The stock was restricted from trading for a period of one year after issuance.

         NOTES RECEIVABLE FROM STOCKHOLDERS - In June 1999, the Company accepted notes totaling $200,000 from six stockholders, in connection with the issuance of 2,000,000 shares of stock. The stock was restricted from trading for a period of one year after the dates of issuance or payment in full of the note. The notes as amended bear interest at eight percent per annum with principal and interest due December 31, 2001 (see Note 12).

         STOCK OPTIONS - During fiscal 1999, the Company's Board of Directors adopted a stock option plan for certain employees ("Optionees") whereby Optionees are granted the right to purchase shares of the Company's common stock at the market price when the options are issued. The options generally vest immediately and expire one year after grant. The stock issued from the exercise of options is restricted from trading for a period of one year after issuance.

         Transactions and other information relating to the plan for fiscal 2000 and fiscal 1999 are summarized as follows:

                                                       STOCK OPTIONS
                                               -----------------------------
                                                                 WEIGHTED-
                                                                 AVERAGE
                                                                 EXERCISE
                                                     SHARES        PRICE
Outstanding at March 2, 1999                           -       $       -
  Granted                                            20,000            1.00
  Exercised                                         (15,000)           1.00
                                               ------------    ------------

Outstanding at December 31, 1999                      5,000            1.00

  Granted                                           162,500            3.73
  Exercised
  Forfeited                                          (5,000)           1.00
                                               ------------    ------------

Outstanding at December 31, 2000                    162,500    $       3.73
                                               ============    ============


         The exercise prices of the stock options discussed below were at the fair market value of the common stock on the date the options were granted. In addition, the stock is restricted from trading for a period of one year after issuance:

           On August 11, 1999, the Company issued options to purchase 15,000 shares at $1.00 per share to three employees of the Company's subsidiary, Unique Images.

           On August 12, 1999, the Company issued options to purchase 5,000 shares at $1.00 per share to an employee of the Company.

           On September 28, 2000, the Company issued options to purchase 137,500 shares at $4.00 per share to several employees of the Company.

           On December 12, 2000, the Company issued options to purchase 25,000 shares at $2.25 per share to several employees of the Company.

       For purposes of the following pro forma disclosures, the weighted-average fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000: no dividend yield; volatility of 115 percent; risk-free interest rate of 5.34 percent; and an expected term of one year. The weighted-average Black-Scholes value of options granted for the years ended December 31, 2000 and fiscal 1999 was $1.13 and $.12 per option, respectively. Had compensation cost for the Company's fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share would have been as indicated below:

                                                               PERIOD FROM
                                                               MARCH 2, 1999
                                                  YEAR          (INCEPTION)
                                                  ENDED          THROUGH
                                               DECEMBER 31,     DECEMBER 31,
                                                   2000            1999
Net loss:
  As reported                                  $   (549,635)   $   (349,551)
                                               ============    ============

  Pro forma                                    $   (668,864)   $   (350,771)
                                               ============    ============

Basic loss per share:
  As reported                                  $      (0.08)   $      (0.08)
                                               ============    ============

  Pro forma                                    $      (0.10)   $      (0.08)
                                               ============    ============

Diluted loss per share:
  As reported                                  $      (0.08)   $      (0.08)
                                               ============    ============

  Pro forma                                    $      (0.10)   $      (0.08)
                                               ============    ============


10.      INCOME TAXES

         The effective tax rate varies from the U.S. federal statutory tax rate for the period ended December 31, 2000 and 1999 principally due to the following:

                                                      2000         1999
U.S. federal statutory tax rate                        (34.0)%      (34.0)%
Valuation allowance for deferred taxes                 26.51        25.20
All other                                               7.49         0.80
                                                    --------     --------

Effective tax rate                                     0.0 %         (8.0)%
                                                    ========     ========

         The differences between the benefit (provision) for income taxes at the U.S. statutory rate and the Company's effective rate are summarized as follows:

                                                   2000            1999
Expected benefit for income taxes              $   (186,876)   $   (100,662)
Valuation allowance for deferred taxes              145,695          90,156
Non-deductible items                                 41,181           6,850
Other                                                               (27,345)
                                               ------------    ------------

Provision for income taxes                     $       -       $    (31,001)
                                               ============    ============


       The benefits for taxes for the year ended December 31, 2000 and the period from March 2, 1999 through December 31, 1999 consist of:

                                                     2000           1999
Current benefit                                  $       -      $     31,001
Deferred benefit                                 ------------   ------------

Benefit for income taxes                         $       -      $     31,001
                                                 ============   ============


         The tax effects of items comprising the Company's net deferred tax asset consist of the following at December 31, 2000 and 1999:

                                                            2000           1999
Deferred tax liability -
  Difference between book and tax depreciable property  $    (12,408)  $     (8,112)

Deferred tax assets:
  Net operating loss carryforwards                           248,418         98,268
  Miscellaneous accruals                                       2,051
  Valuation allowance                                       (238,061)       (90,156)
                                                        ------------   ------------

Net deferred tax assets                                 $       --     $       --
                                                        ============   ============


         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance has been established on the computed deferred tax asset at December 31, 2000 and 1999 due to the uncertainties associated with realizing such assets in the future.

         The accompanying financial statements do not include a provision for state income tax as the Company's income is earned in Nevada, which does not have a corporate income tax.

11.      COMMITMENTS AND CONTINGENCIES

         LEASES - The following is a schedule of future minimum lease payments under operating leases, including those with related parties as more fully described in Note 12, that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000.

2001                                                           $    172,031
2002                                                                151,866
2003                                                                114,919
                                                               ------------

                                                                   $438,816
                                                               ============


         EMPLOYMENT CONTRACTS - The Company has no employment contracts requiring compensation with any of its executive officers other than the president of Unique Images. The contract is for five years beginning September 1999 and provides for compensation of $6,500 per month.

         CONTINGENCIES - There are no pending legal proceedings to which the Company or the property of the Company is subject. In addition, no other such proceedings are known to be contemplated against the Company.

12.      RELATED PARTY TRANSACTIONS

         During fiscal 1999, the Company accepted notes totaling $200,000 from six employee shareholders in connection with the issuance of shares of the Company with principal and interest due December 31, 2001. As of December 31, 2000, and as a result of transactions described below, the balance remaining on the shareholder notes was $113,275 including accrued interest. This amount was owed by three conpensated employee shareholders.

         Interest income from notes receivable from stockholders was $8,863 and $3,412 in fiscal 2000 and fiscal 1999, respectively.

         From August 1999 through November 2000, the Company leased certain office space, a production facility, and equipment from a related party. In November 2000, the Company terminated its office space and production facility leases with the related party and entered into a new office and production facility lease with an outside party. The office and production facility leases with the related party had been classified as operating leases. The rent expense incurred in connection with these leases during fiscal 2000 and fiscal 1999 was approximately $101,750 and $32,000, respectively. The Company continues to lease certain production equipment from a related party. This lease expires in August 2001. The new office and production facility lease with an outside party expires in November 2003.

         During fiscal 1999, the Company's chairman of the board and the Company's president each loaned the Company $50,000, which bears interest at a rate of nine percent per annum and is due and payable on March 1, 2001. The chairman also contributed approximately $34,000 of inventory in exchange for a note in fiscal 1999. During November 1999, the Company's chairman exchanged $67,778 of his notes payable, including accrued interest, for the same amount of the note receivable from stockholders arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $16,021, due on March 1, 2001. During fiscal 1999, the Company's president exchanged $33,889 of his note payable, including accrued interest, for the same amount of notes receivable arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $17,116, due on March 1, 2001 (see Note 9).

         During fiscal 2000, the Company's chairman of the board and the Company's president loaned the Company $150,000 and $100,000, respectively. Each of these loans bears interest at the rate of eight percent per annum and are due and payable in March 2002.

         During fiscal 2000, the Company's chairman of the board advanced $405,514 to the Company for purchases of inventory by the wholesale segment of the Company. The advances bear interest at the rate of ten percent per annum and are secured by the inventory and must be repaid by proceeds from the sale of inventory purchased with the advances. The Company has repaid $31,468 of the advances. The advances are due and payable in March 2002.

         Interest expense incurred in connection with loans from stockholders was $28,568 and $3,779 in fiscal 2000 and fiscal 1999, respectively.

13.      SEGMENT REPORTING

         The Company has two reportable segments based upon products offered: retail sales and corporate operations, and wholesale distribution and manufacturing.

         The Company evaluates each segment's performance based on segment operating income before interest and taxes. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

         Information pertaining to the operations of reportable segments is as follows:

                                                                      WHOLESALE
                                                      RETAIL AND   DISTRIBUTION AND
FOR THE YEAR ENDED DECEMBER 31, 2000                   CORPORATE    MANUFACTURING         TOTAL
Revenues from external customers                     $    669,186    $  1,715,050    $  2,384,236

Intersegment revenues                                      39,261          92,201         131,462

Depreciation and amortization                              76,837          17,694          94,531

Segment operating loss before interest taxes             (486,638)        (35,192)       (521,830)

Interest income                                            10,891           1,711          12,602

Intersegment interest income                               16,419                          16,419

Interest expense                                           26,673          23,263          49,936

Intersegment interest expense                                              16,419          16,419

Net loss before taxes                                    (515,972)        (33,663)       (549,635)

Income tax (benefit) provision

Net property and equipment                                 56,881          64,111         120,992

RECONCILIATION OF SEGMENT REVENUES TO CONSOLIDATED
REVENUES

Total revenues for reportable segments                                               $  2,515,698
Elimination of intersegment revenues                                                    (131,462)
                                                                                     ------------

Total consolidated revenues                                                          $  2,384,236
                                                                                     ============

FOR THE PERIOD FROM MARCH 2, 1999 (INCEPTION)
FOR RETAIL AND CORPORATE AND FROM AUGUST 11, 1999                      WHOLESALE
FOR WHOLESALE DISTRIBUTION AND MANUFACTURING            RETAIL AND  DISTRIBUTION AND
TO DECEMBER 31, 1999                                     CORPORATE    MANUFACTURING       TOTAL
Revenues from external customers                      $    294,009    $    368,222   $    662,231

Intersegment revenues                                                       89,065         89,065

Depreciation and amortization                               28,895           5,473         34,368

Segment operating (loss) income before
  interest and taxes                                      (437,946)         58,637       (379,309)

Interest income                                              8,728           1,363         10,091

Intersegment interest income                                 2,449                          2,449

Interest expense                                             7,987           5,661         13,648

Intersegment interest expense                                                2,449          2,449

Net (loss) income before taxes                            (434,891)         54,339       (380,552)

Income tax (benefit) provision                             (50,713)         19,712        (31,001)

Net property and equipment                                  59,902          94,497        154,399

RECONCILIATION OF SEGMENT REVENUES TO CONSOLIDATED
REVENUES

Total revenues for reportable segments                                               $    751,296
Elimination of intersegment revenues                                                      (89,065)
                                                                                     ------------

Total consolidated revenues                                                          $    662,231
                                                                                     ============


         Significantly all (over 95 percent) of the Company's sales in 2000 and 1999 are in the United States of America.

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                              QUARTER ENDED
                                          ---------------------------------------------------------
                                            MARCH 31       JUNE 30      SEPTEMBER 30    DECEMBER 31
                                          ------------   ------------   ------------   ------------
FISCAL 2000

Revenue                                   $    387,373   $    420,131   $    741,798   $    834,934

Gross profit                                    78,241        137,323        238,725        210,249

Operating loss                                (159,603)      (216,711)       (44,787)      (100,729)

Net loss                                      (158,179)      (223,511)       (53,328)      (114,617)

Loss per common share, basic                       .02            .03            .01            .02

Loss per common share, assuming dilution           .02            .03            .01            .02


FISCAL 1999

Revenue                                   $      7,645   $     14,554   $    210,779   $    429,253

Gross profit                                     5,019          2,668         85,661        153,553

Operating loss                                  (1,570)       (44,609)      (130,447)      (202,683)

Net loss                                        (1,570)       (44,609)      (130,042)      (204,331)

Loss per common share, basic                       .01            .03            .02            .02

Loss per common share, assuming dilution           .01            .03            .02            .02

                                              ******

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

       Name            Age    Served Since           Position
--------------------  -----  --------------  --------------------------------
Henry E. Cartwright    62        1999         Chairman of the Board of Directors
Gary Moore             56        1999         President and Director
Joseph Flynn           61        1999         Director
Keith Veltre           30        1999         Director
Dalton L. Conners      55        1999         Director
Dixie Cartwright       62        1999         Secretary and Treasurer

         MR. CARTWRIGHT has served as Chairman of the Board of the Company since September 1999. Mr. Cartwright has also been a director of the Company's wholly owned subsidiary, Unique Images, since its acquisition in August 1999. Mr. Cartwright is a private investor in numerous real estate, lending transactions and other ventures. Mr. Cartwright served as Chairman of the Board of Major Video Corp. from December 1982 until its merger with Blockbuster Entertainment Corporation in January 1989. In September 1993, Mr. Cartwright founded Back to the 50's, Inc., a company that sold 50's and 60's memorabilia through a mail order catalog and showroom. Back to the 50's, Inc. was acquired by Crowne Ventures, Inc. in November 1995. Mr. Cartwright served as director of Crowne Ventures, Inc. from 1995 until he resigned in April 1998.

         MR. MOORE has served as the President of the Company and as director since September 1999. Mr. Moore has also been a director of the Company's wholly owned subsidiary, Unique Images, since its acquisition in August 1999. Mr. Moore is a private investor. Mr. Moore was the President and Chief Operations Officer of Major Video Corp. from 1984 until its merger with Blockbuster Entertainment Corp. in 1989. Mr. Moore continues to be a Blockbuster Video franchisee.

         MR. FLYNN has served as a director of the Company since September 1999. From 1987 through the present, Mr. Flynn has been the legal counsel for Gaelic Management, Inc., which provides legal, management, franchise, merger and acquisitions and operations consulting to restaurant, real estate development, communications, aircraft maintenance and athletic supply chains for affiliated and unrelated domestic and international companies.

         MR. VELTRE has served as a director of the Company since September 1999 and President of Veltre Enterprises, Inc. dba Unique Images, a subsidiary of the Company. Mr. Veltre has been a director of Unique Images since its inception. Unique Images is a supplier of novelty and autographed collectibles that was founded by Mr. Veltre in 1996.

         MR. CONNERS has served as a director of the Company since September 1999. Since 1998, Mr. Conners has been a private investor and financial consultant. For thirty years prior thereto, Mr. Conners was employed in the commercial banking business and served in the positions of Vice President and Branch Manager, Area Sale Manager, Manager Automobile Lending Center and Senior Commercial Real Estate Officer.

         MRS. CARTWRIGHT has served as the Secretary and Treasurer of the Company since September 1999. Mrs. Cartwright is a private investor. From 1983 until 1989, Mrs. Cartwright managed all aspects of the office operations of Major Video Corp. From 1993 to 1995, Mrs. Cartwright managed all aspects of the office and financial operations of Back to the 50's, Inc.

         Each director serves for a term of one year or until his or her successor has been elected and qualified. Each executive officer serves at the pleasure of the Board of Directors. Henry E. Cartwright and Dixie Cartwright are husband and wife. Gary Moore and Dixie Cartwright are brother and sister.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from January 1, 2000 through December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY CASH COMPENSATION TABLE

         The following table sets forth the compensation (cash and non cash), for the Chief Executive Officer and all the executive officers who earned in excess of $100,000 per annum during any of the Company's last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                            LONG-TERM COMPENSATION
----------------------  -------  ------------------------------------------  -------------------------  ----------------------------
                                            ANNUAL COMPENSATION                       AWARDS                      PAYOUTS
                                 ------------------------------------------  -------------------------  ----------------------------
 NAME AND PRINCIPAL     FISCAL     SALARY      BONUS ($)     OTHER ANNUAL    RESTRICTED    SECURITIES     LTIP        ALL OTHER
      POSITION           YEAR                               COMPENSATION($)    STOCK       UNDERLYING   PAYOUTS($)   COMPENSATION
                                                                               AWARDS        STOCK
                                                                                ($)        OPTIONS (#)
----------------------  -------  -----------   ----------   ---------------  ----------    -----------  ----------  ----------------
Gary R. Moore            2000        $0           $0              --            --             --           --            --
   President             1999        $0           $0              --            --             --           --            --


         Since its inception in March 1999, the Company has paid no salaries to any of its executive officers other than Keith Veltre, the President of Unique Images. Salaries have been included in the income statement as contributed capital for the value of such services. It is anticipated that payment of salaries will commence at such time as the Company's operations have generated sufficient cash flow to enable the payment of salaries. The Company has not yet determined the amount or timing of the payment of salaries to its executive and management personnel and will do so in the discretion of its officers and directors.

OPTION GRANTS

         There were no options granted to executive officers during fiscal 2000 or prior thereto.

OPTION EXERCISE AND FISCAL YEAR-END VALUES

         There were no options exercised by executive officers during fiscal 2000 and there are no options held by executive officers during fiscal 2000 or prior thereto.

COMPENSATION OF DIRECTORS

         Directors do not receive compensation but are reimbursed for their expenses for each meeting of the Board of Directors which they attend.

EMPLOYMENT CONTRACTS.

         The Company has an employment contract with Keith Veltre, the President of the Company's wholly-owned subsidiary, Veltre Enterprises, Inc. The employment contract with Mr. Veltre is for a period of five years commencing in September 1999 and provides for compensation of $6,500 per month.

         The Company has also entered into two year Employment Agreements with Henry E. Cartwright, its Chairman of the Board, and Gary Moore, its President, each of which expires on August 14, 2002. The Employment Agreements, which are terminable by the Company on thirty days notice, provide for compensation as determined by the Board of Directors of the Company and for reimbursement of expenses. As of this date, the Board of Directors has not approved compensation for Mr. Cartwright or Mr. Moore and it is not expected that compensation will be paid to Mr. Cartwright or Mr. Moore until the Company has achieved profitable operations. The Employment Agreements also contain confidentiality agreement and non-competition provisions.

BOARD OF DIRECTORS REPORT ON EXECUTIVE COMPENSATION

         The executive compensation philosophy of the Company is to (i) attract and retain qualified management to run the business efficiently and guide the Company's growth, (ii) establish a link between management compensation and the achievement of the Company's annual and long-term performance goals, and (iii) recognize and reward individual initiative and achievement.

         CHIEF EXECUTIVE OFFICER. Gary Moore, the Company's President, is the chief executive officer of the Company. Mr. Moore has a significant stock ownership position in the Company and receives no compensation for his services.

         BASE SALARIES. Base salaries for new management employees are based primarily on the responsibilities of the position and the experience of the individual, with reference to the competitive marketplace for management talent, which is measured in terms of executive compensation offered by comparable companies in related businesses.

         STOCK OPTIONS. The Company intends to grant stock options to its new management employees. Because the amount of compensation which will be realized from these options is directly related to the price of the Company's stock, this form of compensation is directly related to the performance of the Company and the results of its operations.

         CONCLUSION. Through the options described above, a portion of the Company's management compensation for new management employees will be linked directly to Company performance. The Board of Directors will continually review all compensation practices and make changes as appropriate.

                                               Sincerely,

                                               Henry E. Cartwright
                                               Gary Moore
                                               Joseph P. Flynn
                                               Dalton Conners
                                               Keith Veltre

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of January 31, 2001 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company's directors and executive officers and (iii) all directors and executive officers as a group. Each stockholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.


                                                 Amount and Nature
                                                   of Beneficial
    Name and Address of Beneficial Owner            Ownership(1)        Percent of Class
----------------------------------------------  --------------------- ----------------------
Gary Moore(2)                                            559,000              8.4%
Henry E. Cartwright(3)                                   500,000              7.5%
Keith Veltre(3)                                          500,000              7.5%
Paul Heroy(3)                                            345,000              5.2%
Tom Pitch(3)                                             335,000              5.0%
Dixie Cartwright(3)                                      125,000              1.9%
Joseph P. Flynn(4)                                        50,000               (5)
Dalton L. Conners(6)                                      46,900               (5)
All Directors and Officers
as a group (6 persons)                                 1,780,900             26.8%

---------------

(1)        All shares are owned beneficially and of record by the person named.
(2)        Address is 2700 Sunset Road, Suite A-11, Las Vegas, Nevada 89120.
(3)        Address is 150 Cassia Way, Suite 400, Henderson, Nevada  89014.
(4)        Address is 8236 E. Sands Drive, Scottsdale, Arizona 85255.
(5)        Less than one percent.
(6)        Address is 32 Paladin Court, Henderson, Nevada 89014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS FROM AND TO RELATED PARTIES.

         During fiscal 1999, the Company accepted notes totaling $200,000 from six employee shareholders in connection with the issuance of shares of the Company with principal and interest due July 31, 2004. As of December 31, 2000, and as a result of transactions described below, the balance remaining on the shareholder notes was $113,275 including accrued interest. This amount was owed by three compensated employee shareholders.

         During fiscal 1999, the Company's chairman of the board and the Company's president each loaned the Company $50,000. Each of these loans bears interest at the rate of nine percent (9%) per annum and is due and payable on March 1, 2001. During fiscal 1999, the Company's chairman exchanged $67,778 of his notes payable, including accrued interest, for the same amount of the note receivable from stockholders arising out of the issuance of stock in June 1999, leaving a net note payable in the amount of $16,021, due on March 1, 2001. During fiscal 1999, the Company's president exchanged $33,889 of his note payable, including accrued interest, for the same amount of notes receivable arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $17,116, due in March 2001.

         During fiscal 2000, the Company's chairman of the board and the Company's president loaned the Company $150,000 and $100,000, respectively. Each of these loans bears interest at the rate of eight percent (8%) per annum and is due and payable in March 2002.

         During fiscal 2000, the Company's chairman of the board advanced $405,514 to the Company for purchases of inventory by the wholesale segment of the Company. The advances bear interest at the rate of ten percent per annum and are secured by the inventory and must be repaid with proceeds from the sale of the inventory purchased with the advances. The Company has repaid $31,468 of the advances. The advances are due and payable in March 2002.

ACQUISITION.

         On August 11, 1999, americabilia.com Nevada acquired all of the outstanding common stock of Veltre Enterprises, Inc. dba Unique Images. Unique Images was wholly owned by Keith Veltre who at the time of the transaction owned 8% of the common stock of americabilia.com Nevada. The purchase price paid for Unique Images consisted of (i) $200,000 in cash, (ii) a Promissory Note in the original principal amount of $200,000 and (iii) 100,000 shares of common stock of americabilia.com Nevada. The Promissory Note was paid in full in November 1999. As part of the purchase, the Company agreed to lease the premises that were used for Unique Images' business operations from Keith Veltre's spouse and to lease certain business equipment from Keith Veltre. The premises lease was terminated in November 2000. See Note 12 to the Consolidated Financial Statements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      FINANCIAL STATEMENTS

                  The following financial statements are being filed under Item 8 of this Annual Report on Form 10-K:

                  Independent Auditors' Report

                  Consolidated Balance Sheets as of December 31, 2000 and 1999.

                  Consolidated Statements of Operations for the year ended December 31, 2000 and for the period from March 2, 1999 (Inception) through December 31, 1999.

                  Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000 and for the period from March 2, 1999 (Inception) through December 31, 1999.

                  Consolidated Statements of Cash Flows for the year ended December 31, 2000 and for the period from March 2, 1999 (Inception) through December 31, 1999.

                  Notes to Consolidated Financial Statements

                  FINANCIAL STATEMENT SCHEDULES

                  Not applicable.

                  EXHIBITS

                  2.1 Agreement and Plan of Reorganization dated August 31, 1999(1)

                  3.1      Certificate of Incorporation of americabilia(1)

                  3.2      Amended and Restated Bylaws of americabilia(1)

                  3.3 Amendment to Articles of Incorporation filed June 20, 1996(1)

                  3.4 Amendment to Articles of Incorporation filed November 15, 1996(1)

                  3.5 Amendment to Articles of Incorporation filed September 7, 1999(1)

                  4.1      Specimen of Common Stock Certificate(1)

                  10.1     americabilia's 1999 Stock Option Plan(1)

                  10.2 Stock Purchase Agreement between americabilia and Keith Veltre dated July 23, 1999(1)

                  10.3 Employment Agreement between americabilia and Keith Veltre, dated August 11, 1999(1)

                  10.5 Lease Agreement between the Company and ProLogis Trust dated as of November 27, 2000(2)

                  10.6 Loan Agreement, Secured Promissory Note, and Security Agreement between Veltre Enterprises, Inc. and Henry
                           E. Cartwright dated August 14, 2000 and Amendment No. 1 to Promissory Note dated October 31, 2000(2)

                  21.1     Subsidiaries(1)

                  -----------------------------

                  (1) Filed as an exhibit to the Company's Registration Statement on Form 10 dated March 3, 2000 (SEC File No. 0-29781) and incorporated herein by reference.

                  (2) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 3, 2000 and incorporated herein by reference.

         (b)      REPORTS ON FORM 8-K.

                  The Company filed a report on Form 8-K dated December 18, 2000 reporting that the Company had entered into a Lease Agreement for new principal executive offices, production facilities and warehouse facilities.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized.

Dated: February 6, 2001             AMERICABILIA.COM, INC.


                                    By:       /s/ GARY MOORE
                                       -----------------------------------------
                                              Gary Moore, President



           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.



Dated: February 6, 2001             /s/ HENRY E. CARTWRIGHT
                                    --------------------------------------------
                                       HENRY E. CARTWRIGHT


Dated: February 6, 2001             /s/ GARY MOORE
                                    --------------------------------------------
                                       GARY MOORE


Dated: February 7, 2001             /s/ KEITH VELTRE
                                    --------------------------------------------
                                       KEITH VELTRE


Dated: January 29, 2001             /s/ JOSEPH P. FLYNN
                                    --------------------------------------------
                                       JOSEPH P. FLYNN


Dated: January 26, 2001             /s/ DALTON L. CONNERS
                                    --------------------------------------------
                                       DALTON L. CONNERS