Form 10-K405/A
period 2000-12-31
AMERICABILIA COM INC
filed 2001-05-10
CIK 1091356

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                             AMERICABILIA.COM, INC.
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
Yes   X    No
    -----     -----

The aggregate market value of the voting stock held by non-affiliates of the registrant was $6,973,916 as of January 10, 2001 based upon the last trading price for the registrant's common stock.

The number of shares of the registrant's common stock, no par value, outstanding as of January 31, 2001 was 6,669,192.

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

         In January 2001, Unique Images was merged into Worldwide Collectibles.

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

         The Company's Web site features a "secure server" shopping cart for online ordering and tracking of product shipment. "Secure server" means that our server uses software which encrypts personal information including credit card number, name and address so that it cannot be read as it travels over the Internet. A primary feature of the Web site is its interactive, searchable catalog of more than 2,000 products. The Company provides search tools to find products primarily based on categories such as sports, television stars, movie stars, music artists, political and historical, game room and home theater, beverage collectibles, Coca-Cola collectibles, hot collectibles, cartoons, science fiction, neon and electric art, transportation and metal signs.

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

         During fiscal 2000, the Company's chairman of the board and the Company's president loaned the Company $150,000 and $100,000, respectively. Each of these loans bears interest at the rate of eight percent (8%) per annum (increasing to 10% per annum on the prior due date of each loan ranging from February 28, 2001 to March 22, 2001) and is now due and payable in March 2002.

         During fiscal 2000, the Company's chairman of the board advanced $405,514 to the Company for purchases of inventory by the wholesale segment of the Company. The advances bear interest at the rate of ten percent per annum (increasing to ten and one-half percent per annum effective February 14, 2001) and are secured by the inventory and must be repaid with proceeds from the sale of the inventory purchased with the advances. The Company has repaid $31,468 of the advances. The advances are due and payable in March 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Independent Auditors' Report......................................................15

        Consolidated Balance Sheets as of December 31, 2000
          and December 31, 1999...........................................................16

        Consolidated Statements of Operations for the year ended December 31,
          2000 and for the period from March 2, 1999 (Date of Inception)
          through December 31, 1999.......................................................18

        Consolidated Statements of Stockholders' Equity for the year ended
          December 31, 2000 and for the period from March 2, 1999
          (Date of Inception) through December 31, 1999...................................19

        Consolidated Statements of Cash Flows for the year ended December 31,
          2000 and for the period from March 2, 1999
          (Date of Inception) through December 31, 1999...................................20

        Notes to Consolidated Financial Statements .......................................22

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

         RETAIL AND WHOLESALE REVENUES - Retail revenues are recognized when product is shipped. Payment is received prior to shipment of product but not recognized in the financial statements until the product is shipped. Revenues are shown net of returns. The Company estimates the amounts of returns and refunds each month. Due to the shipping methods used by the Company, customers typically receive their product within one week after order placement.

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

         The Company has arrangements with a number of its suppliers to send certain larger products directly to customers. The Company recognizes revenue from the sale of these products when the products are shipped. Payment is received prior to shipment of the products. The Company purchases the products at the same time the products are shipped by the supplier to the Company's customer. The title to these goods and the risks of ownership transfer to the Company upon shipment by the supplier. These products are manufactured by third parties, sold by the supplier to the Company, and shipped by the supplier upon the Company's request as a result of sales orders placed by customers.

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

         On September 17, 1999, the Company conducted a recapitalization through the merger of the Company with and into Worldwide Collectibles, Inc., a Nevada corporation and wholly owned subsidiary of a Florida corporation formerly known as Terra International Pharmaceuticals, Inc. The stockholders of the Company exchanged 100 percent of their stock for approximately 91 percent of the stock of Terra. The transaction was accounted for as a recapitalization of the Company. Terra had no assets or liabilities. At the date of the merger, the financial position of Terra reflected $397,000 of accumulated deficit and an equal amount of additional paid-in capital and common stock. Its net equity was equal to $0. Terra had no operations prior to the reverse merger on September 17, 1999.

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

         During fiscal 2000, the Company's chairman of the board and the Company's president loaned the Company $150,000 and $100,000, respectively. Each of these loans bears interest at the rate of eight percent (8%) per annum (increasing to 10% per annum on the prior due date of each loan ranging from February 28, 2001 to March 22, 2001) and is now due and payable in March 2002.

         During fiscal 2000, the Company's chairman of the board advanced $405,514 to the Company for purchases of inventory by the wholesale segment of the Company. The advances bear interest at the rate of ten percent per annum (increasing to ten and one-half percent per annum effective February 14, 2001) and are secured by the inventory and must be repaid with proceeds from the sale of the inventory purchased with the advances. The Company has repaid $31,468 of the advances. The advances are due and payable in March 2002.

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

Dated: May 10, 2001                 AMERICABILIA.COM, INC.


                                    By:       /s/ GARY MOORE
                                       -----------------------------------------
                                                Gary Moore, President
                                           (Principal Executive Officer and
                                              Principal Financial Officer

Dated: May 10, 2001                           /s/ DIXIE L. CARTWRIGHT
                                       -----------------------------------------
                                             Dixie L. Cartwright, Treasurer
                                             (Principal Accounting Officer)


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.



Dated: May 10, 2001                 /s/ HENRY E. CARTWRIGHT
                                    --------------------------------------------
                                       HENRY E. CARTWRIGHT


Dated: May 10, 2001                 /s/ GARY MOORE
                                    --------------------------------------------
                                       GARY MOORE


Dated: May 10, 2001                 /s/ KEITH VELTRE
                                    --------------------------------------------
                                       KEITH VELTRE


Dated: ______, 2001
                                    --------------------------------------------
                                       JOSEPH P. FLYNN


Dated: ______, 2001
                                    --------------------------------------------
                                       DALTON L. CONNERS