Form 10-Q
period 2001-03-31
AMERICABILIA COM INC
filed 2001-05-15
CIK 1091356

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number 0-29781

AMERICABILIA.COM, INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	65-0142472 (IRS Employer Identification No.)

150 CASSIA WAY, SUITE 400, HENDERSON, NEVADA 89014
(Address of principal executive offices)

702-914-8411
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 10, 2001, the Company had 6,669,192 shares of its $.001 par value common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2001 AND DECEMBER 31, 2000

	March 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$60,250	$147,420
Accounts receivable, net	433,892	430,984
Inventories	957,438	913,468
Prepaid expenses and deposits	13,576	5,801

Total current assets	1,465,156	1,497,673
PROPERTY AND EQUIPMENT, Net	115,334	120,992
GOODWILL, Net	206,509	221,619
OTHER ASSETS	14,171	11,444

TOTAL	$1,801,170	$1,851,728

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$171,941	$162,960
Notes payable to bank	250,000	250,000
Interest payable	21,390	38,114
Current portion of lease obligations	7,971	8,416
Current portion of loans from stockholders	652,976	32,933
Income taxes payable	—	—

Total current liabilities	1,104,278	492,423
LOANS FROM STOCKHOLDERS, Less current portion		624,250
LEASE OBLIGATIONS, Less current portion	2,252	3,838

Total liabilities	1,106,530	1,120,511

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Common stock, $0.01 par value; authorized 50,000,000 shares; 6,669,192 shares issued and outstanding	6,670	6,670
Additional paid-in capital	1,737,008	1,737,008
Notes receivable from stockholders for stock	(115,556)	(113,275)
Accumulated deficit	(933,482)	(899,186)

Total stockholders' equity	694,640	731,217

TOTAL	$1,801,170	$1,851,728

See accompanying notes to condensed consolidated financial statements.

F–1

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
REVENUES:
Retail/wholesale	$768,208	$387,373
Cost of sales	472,709	309,132

Gross profit	295,499	78,241

OPERATING EXPENSES:
General and administrative expenses	243,557	194,005
Marketing expenses	36,760	20,337
Depreciation and amortization	23,667	23,502

Total operating expenses	303,984	237,844

LOSS FROM OPERATIONS	(8,485)	(159,603)

OTHER (EXPENSE) INCOME:
Interest expense	(30,106)	(2,733)
Interest income and other	4,295	4,157

Total other income	(25,811)	1,424

LOSS BEFORE INCOME TAXES	(34,296)	(158,179)
BENEFIT FOR INCOME TAXES—
Deferred tax benefit	—	—

NET LOSS	$(34,296)	$(158,179)

EARNINGS PER SHARE:
Basic—
Net loss	$(34,296)	$(158,179)

Weighted-average common shares outstanding	6,669,192	6,652,692

Loss per share	$(0.01)	$(0.02)

See accompanying notes to condensed consolidated financial statements.

F–2

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2001

	Common Stock			Notes Receivable from Stockholders
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount				Total
BALANCE, JANUARY 1, 2001	6,669,192	$6,670	$1,737,008	$(113,275)	$(899,186)	$731,217
Interest income from notes receivables from stockholders				(2,281)		(2,281)
Net loss					(34,296)	(34,296)

BALANCE, MARCH 31, 2001	6,669,192	$6,670	$1,737,008	$(115,556)	$(933,482)	$694,640

See accompanying notes to condensed consolidated financial statements.

F–3

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	Three Months Ended March 31, 2001	Three Months Ended March 31, 2000
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(34,296)	$(158,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,667	23,502
Contributed services of officers and employees		20,000
Changes in operating assets and liabilities:
Increase in trade accounts receivable	(2,908)	(34,074)
Increase in inventories	(43,970)	(203,468)
(Increase) decrease in prepaid assets and deposits	(7,775)	5,861
Increase in other assets	(2,727)
Increase (decrease) in trade accounts payable and accrued expenses	8,981	(27,188)
Decrease in interest payable	(16,724)
Decrease in income taxes payable		(3,549)

Net cash used in operating activities	(75,752)	(377,095)

CASH FLOWS USED IN INVESTING ACTIVITIES—
Purchase of property and equipment	(2,899)	(2,444)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Increase in interest receivable from loans to shareholders	(2,281)	(2,088)
Proceeds from loans	—	3,336
Payments on lease obligations	(2,301)	(2,341)
Repayment of loans from stockholders	(4,207)	101,350

Net cash (used in) provided by financing activities	(8,519)	100,257

DECREASE IN CASH AND CASH EQUIVALENTS	(87,170)	(279,282)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,420	323,127

CASH AND CASH EQUIVALENTS, END OF PERIOD	$60,250	$43,845

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$46,830	$2,733

Taxes		$3,700

See accompanying notes to condensed consolidated financial statements.

F–4

americabilia.com, Inc. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The accompanying unaudited financial statements include the condensed consolidated accounts of americabilia, com, Inc. together with its subsidiaries (collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 2000. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.

2.  STOCKHOLDERS' EQUITY—EARNINGS PER SHARE

    Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. For the three months ended March 31, 2001 and 2000, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the periods.

3.  INCOME TAXES

    Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. A valuation allowance has been established on the deferred tax asset at March 31, 2001 and December 31, 2000 due to the uncertainties associated with realizing such assets in the future.

4.  DEBT

    The Company extended its $350,000 line of credit to July 2001. The line of credit bears interest at nine percent and must be paid in full for at least 30 days during any 12-month period.

5.  SHAREHOLDER LOANS

    Notes payable to the Company's Chairman of the Board and President in the aggregate principal amount of $33,939 which were due in March 2001 have been extended to December 31, 2001. Significantly all of the Company's loans payable to officers are maturing beginning in the first quarter of 2002. The Company is exploring strategies regarding refinancing of this debt which includes extending the maturity dates.

6.  RECLASSIFICATIONS

    Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the March 31, 2001 presentation. These reclassifications had no effect on the Company's net income.

F–5

7.  SEGMENT REPORTING

    The Company has two reportable segments based upon products offered: retail sales and corporate operations, and wholesale distribution and manufacturing.

    At March 31, 2001, the Company changed its management review process for segment operations as a result of the merger of Unique Images into Worldwide Collectibles in January 2001. The Company now reviews each segment's performance based on segment gross profit. Due to this change, the corresponding prior year data has been restated to reflect the current review process. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in the Company's Form 10-K.

    Information pertaining to the operations of reportable segments is as follows:

For the three months ended March 31, 2001	Retail and Corporate	Wholesale Distribution and Manufacturing	Total
Revenues	$171,803	$596,405	$768,208
Gross profit	71,002	224,497	295,499
Reconciliation of Segment Gross Profit to Consolidated Loss from Operations
Total gross profit			$295,449
General and administrative expenses			243,557
Marketing expenses			36,760
Depreciation and amortization			23,667

Loss from operations			$(8,485)

For the three months ended March 31, 2000	Retail and Corporate	Wholesale Distribution and Manufacturing	Total
	(Restated)	(Restated)	(Restated)
Revenues	$130,638	$256,735	$387,373
Gross profit	63,394	14,847	78,241
Reconciliation of Segment Gross Profit to Consolidated Loss from Operations
Total gross profit			$78,241
General and administrative expenses			194,005
Marketing expenses			20,337
Depreciation and amortization			23,502

Loss from operations			$(159,603)

    Significantly all (over 95 percent) of the Company's sales are in the United States.

******

F–6

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

    The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited consolidated financial statements as of and for the three months ended March 31, 2001 and 2000. The period from January 1, 2000 through March 31, 2000 is referred to herein as the "March 2000 quarter" while the period from January 1, 2001 through March 31, 2001 is referred to herein as the "March 2001 quarter".

REVENUES

    The Company's revenues increased $380,835 from $387,373 in the March 2000 quarter to $768,208 in the March 2001 quarter. The increase is due to attaining several new key customers and improved sales to existing customers. In the March 2001 quarter, sales in the Retail and Corporation segment were $171,803 compared to $130,638 for the March 2000 quarter. Sales in the Wholesale Distribution and Manufacturing segment for the March 2001 quarter were $596,405 compared to $256,735 for the March 2000 quarter.

EXPENSES

    Costs of sales in the March 2001 quarter were $472,709, or 61.5% of sales compared to $309,132 or 79.8% of sales in the March 2000 quarter. This decrease was a result of a change in the mix of goods sold to higher margin goods.

    General and administrative expenses increased $49,552 from $194,005 in the March 2000 quarter to $243,557 in the March 2001 quarter due to the Company adding staff to support increased sales.

    Marketing expenses increased by $16,423 in the March 2001 quarter from $20,337 in the March 2000 quarter as the Company increased its sales of product sold on the eBay web site. Each product sold on eBay generates a marketing fee to the Company. Marketing expenses as a percentage of revenues remained level at 5% for both quarters. Several officers of the Company were not receiving salaries in the March 2000 quarter. Contributed salary expense of $20,000 has been recognized in the form of contributed capital during the March 2000 quarter. No contributed salary expenses was recognized during the March 2001 quarter.

OTHER INCOME (EXPENSE)

    Interest expense in the March 2001 quarter was $30,106 due to debt carried by the Company that did not exist in the March 2000 quarter. Interest and other income for the March 2001 quarter was $4,295 due to available and interest bearing cash in the March 2001 quarter that did not exist in the March 2000 quarter as well as interest earned on the loans to shareholders of $2,281. Loans to shareholders relates to stock issued in exchange for loans receivable in 1999.

LOANS FROM RELATED PARTIES

    Notes payable to the Company's Chairman of the Board and President in the aggregate principal amount of $33,939 which were due in March 2001 have been extended to December 31, 2001.

NET LOSS

    The Net Loss in the March 2001 quarter compared to the March 2000 quarter decreased by $123,883 from $158,179 to $34,296 due to additional sales, net of direct costs, in fiscal 2001 compared to fiscal 2000 and as a result of corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, the Company had cash and cash equivalents of $60,250. The Company had working capital of $360,878 and stockholders' equity of $694,640. Cash decreased by $87,170 during the March 2001quarter as compared to December 31, 2000. The decrease was primarily a result of inventory purchases of $43,970 and the loss from operations of $34,296.

    Cash flow from future operations is expected to be sufficient to pay operating costs of the Company during the remainder of fiscal 2001. However the Company expects to raise additional funds through a combination of private placements, public offerings of its stock or bank loans in order to expand operations and increase its technical infrastructure and inventory. However, there can be no assurance that any additional financing, if needed to meet liquidity needs, will be available to the Company on favorable terms or at all. There can be no assurance that the Company's estimate of foreseeable liquidity needs is accurate or that no new business developments or other unforeseen events will not occur, any of which could result in the need to raise additional funds. The Company expects that the adequacy of its operating cash flow will depend upon:

  •
  customer acceptance of its products;

  •
  the continued development of the Internet market as a source for its products;

  •
  the intensity of competition;

  •
  the efficiency of operations;

  •
  the depth of customer demand, and the effectiveness of its marketing and promotional efforts.

    Significantly all of the Company's loans payable to officers are maturing beginning in the first quarter of 2002. The Company is exploring strategies regarding refinancing of this debt which includes extending the maturity dates.

RECENTLY ADOPTED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board recently issued FAS No. 133, "Accounting for Derivatives" which was effective for the Company on January 1, 2001. The Company adopted this pronouncement on January 1, 2001. The adoption had no effect on the financial statements or results of operations.

FORWARD-LOOKING STATEMENTS

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

    The Company invests its cash and cash equivalents in FDIC insured savings accounts which, by their nature, are not subject to significant interest rate fluctuation.

    As of March 31, 2001, the Company had $913,199 in borrowings. The borrowings are related to a bank line of credit, with a fixed interest rate, capitalized leases and loans from officers and directors which, by their nature, are not subject to interest rate fluctuations.

PART II—OTHER INFORMATION

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

  None.

  (b)
  REPORTS ON FORM 8-K

  None.

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICABILIA.COM, INC. (Registrant)

Dated: May 15, 2001	By:	/s/ GARY MOORE Gary Moore, President (Principal Executive Officer and Principal Financial Officer)

Dated: May 15, 2001	By:	/s/ DIXIE L. CARTWRIGHT Dixie L. Cartwright, Treasurer (Principal Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS.
Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
Item 3. DEFAULTS UPON SENIOR SECURITIES.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Item 5. OTHER INFORMATION.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES