Form 10-Q
period 2001-06-30
AMERICABILIA COM INC
filed 2001-08-14
CIK 1091356

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-29781

AMERICABILIA.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0142472

(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

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

YES ☒              NO ☐

             As of July 31, 2001, the Company had 6,669,192 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.              Financial Statements (Unaudited)

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
JUNE 30, 2001 AND DECEMBER 31, 2000

	June 30,	December 31,
	2001	2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$41,359	$147,420
Accounts receivable, net	356,170	430,984
Inventories	906,849	913,468
Prepaid expenses and deposits	14,133	5,801

Total current assets	1,318,511	1,497,673

PROPERTY AND EQUIPMENT, Net	106,782	120,992

GOODWILL, Net	191,398	221,619

OTHER ASSETS	13,751	11,444

TOTAL	$1,630,442	$1,851,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$128,671	$162,960
Notes payable to bank	250,000	250,000
Interest payable	27,853	38,114
Current portion of lease obligations	7,529	8,416
Current portion of loans from stockholders	651,826	32,933

Total current liabilities	1,065,879	492,423

LOANS FROM STOCKHOLDERS, Less current portion		624,250

LEASE OBLIGATIONS, Less current portion	-	3,838

Total liabilities	1,065,879	1,120,511

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 50,000,000 shares; 6,669,192 shares issued and outstanding	6,670	6,670
Additional paid-in capital	1,737,008	1,737,008
Notes receivable from stockholders for stock	(117,883)	(113,275)
Accumulated deficit	(1,061,232)	(899,186)

Total stockholders’ equity	564,563	731,217

TOTAL	$1,630,442	$1,851,728

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED JUNE 30, 2001 AND 2000

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

REVENUES:
Retail/wholesale	$460,548	$420,131	$1,228,756	$807,504
Cost of sales	312,047	282,808	784,756	591,940

Gross profit	148,501	137,323	444,000	215,564

OPERATING EXPENSES:
General and administrative expenses	217,813	266,930	461,370	460,935
Marketing expenses	20,004	40,922	56,764	61,259
Depreciation and amortization	23,664	46,182	47,331	69,684

Total operating expenses	261,481	354,034	565,465	591,878

LOSS FROM OPERATIONS	(112,980)	(216,711)	(121,465)	(376,314)

OTHER (EXPENSE) INCOME:
Interest expense	(17,669)	(10,368)	(47,775)	(13,101)
Interest income and other	2,899	3,568	7,194	7,725

Total other (expense) income	(14,770)	(6,800)	(40,581)	(5,376)

LOSS BEFORE INCOME TAXES	(127,750)	(223,511)	(162,046)	(381,690)

BENEFIT FOR INCOME TAXES -
	-	-	-	-

NET LOSS	$(127,750)	$(223,511)	$(162,046)	$(381,690)

EARNINGS PER SHARE:
Basic -
Net loss	$(127,750)	$(223,511)	$(162,046)	$(381,690)

Weighted-average common shares outstanding	6,669,192	6,652,692	6,669,192	6,652,692

Loss per share	$(0.02)	$(0.03)	$(0.02)	$(0.06)

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Deficit	Total

	Shares	Amount

BALANCE, JANUARY 1, 2001	6,669,192	$6,670	$1,737,008	$(113,275)	$(899,186)	$731,217

Interest income from notes receivable from stockholders				(4,608)		(4,608)

Net loss					(162,046)	(162,046)

BALANCE, JUNE 30, 2001	6,669,192	$6,670	$1,737,008	$(117,883)	$(1,061,232)	$564,563

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	Six Months Ended June 30,

	2001	2000

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(162,046)	$(381,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,331	69,684
Contributed services of officers and employees	-	28,000
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	74,814	(8,592)
Decrease (increase) in inventories	6,619	(254,412)
(Increase) decrease in prepaid assets and deposits	(8,332)	6,575
Increase in other assets	(2,307)	(860)
Increase (decrease) in trade accounts payable and accrued expenses	(34,289)	(63,316)
Decrease in interest payable	(10,261)
Decrease in income taxes payable	-	(3,549)

Net cash used in operating activities	(88,471)	(608,160)

CASH FLOWS USED IN INVESTING ACTIVITIES -
Purchase of property and equipment	(2,900)	(2,443)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Increase in interest receivable from loans to shareholders	(4,608)	(4,436)
Proceeds from loans	-	150,000
Payments on lease obligations	(4,725)	(4,216)
Loans from stockholders	(5,357)	204,076

Net cash (used in) provided by financing activities	(14,690)	345,424

DECREASE IN CASH AND CASH EQUIVALENTS	(106,061)	(265,179)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,420	323,127

CASH AND CASH EQUIVALENTS, END OF PERIOD	$41,359	$57,948

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$58,036	$13,101

Taxes	$-	$3,700

See accompanying notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.          NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements include the consolidated accounts of americabilia.com, Inc. together with its subsidiary (collectively referred to herein as the “Company”).  All material intercompany balances and transactions have been eliminated.  These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company’s annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements.  They should, therefore, be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2000.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. The operating results and cash flows for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that will be achieved for the full year or future periods.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the FASB unanimously approved the issuance of two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and  supersede APB Opinion No. 17, "Intangible Assets." The  two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Beginning January 1, 2002, the Company will no longer amortize its goodwill,  but will, however, evaluate goodwill for impairment annually. The statements were issued on  July 20, 2001. Management is currently reviewing the statements to determine their effect on the Company.

RECENTLY ADOPTED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued FAS No. 133, “Accounting for Derivatives” which was effective for the Company on January 1, 2001.  The Company adopted this pronouncement on January 1, 2001.  The adoption had no effect on the financial statements or results of operations.

             RECLASSIFICATIONS

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the June 30, 2001 presentation.  These reclassifications had no effect on the Company’s net income.

2.          STOCKHOLDERS’ EQUITY - EARNINGS PER SHARE

Basic EPS is computed by dividing net loss by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net loss by common and common equivalent shares outstanding for the period.  Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS.  For the six months ended June 30, 2001 and 2000, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the period.

3.          INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  A valuation allowance has been established on the computed deferred tax asset at June 30, 2001 and December 31, 2000 due to the uncertainties associated with realizing such assets in the future.

4.          NOTES PAYABLE TO BANK

The Company extended a $350,000 line of credit to April 2002.  The line of credit bears interest at nine percent and must be paid in full for at least 30 days during any 12-month period.

5.          SEGMENT REPORTING

The Company has two reportable segments based upon products offered: retail sales and corporate operations, and wholesale distribution and manufacturing.

At March 31, 2001, the Company changed its management review process for segment operations as a result of the merger of Unique Images into Worldwide Collectibles in January 2001.  The Company now reviews each segment’s performance based on segment gross profit.  Due to this change, the corresponding prior year data has been restated to reflect the current review process.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information pertaining to the operations of reportable segments is as follows:
For the three months ended June 30, 2001	Retail and Corporate	Wholesale Distribution and Manufacturing	Total

Revenues	$122,615	$337,933	$460,548

Gross profit	38,910	109,591	148,501

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit			$148,501
General and administrative expenses			217,813
Marketing expenses			20,004
Depreciation and amortization			23,664

Loss from operations			$112,980

For the three months ended June 30, 2000	Retail and Corporate	Wholesale Distribution and Manufacturing	Total
		(Restated)

Revenues	$180,112	$240,019	$420,131

Gross profit	(75,142)	212,465	137,323

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit			$137,323
General and administrative expenses			266,930
Marketing expenses			40,922
Depreciation and amortization			46,182

Loss from operations			$216,711

The Company believes that significantly all (over 95 percent) of the Company’s sales are in the United States.

For the six months ended June 30, 2001	Retail and Corporate	Wholesale Distribution and Manufacturing	Total
Revenues	$294,419	$934,337	$1,228,756

Gross profit	109,912	334,088	444,000

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit			$444,000
General and administrative expenses			461,370
Marketing expenses			56,764
Depreciation and amortization			47,331

Loss from operations			$(121,465)

For the six months ended June 30, 2000	Retail and Corporate	Wholesale Distribution and Manufacturing	Total
		(Restated)

Revenues	$310,153	$496,754	$807,504

Gross Profit	(11,748)	227,312	215,564

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit			$215,564
General and administrative expenses			460,935
Marketing expenses			61,259
Depreciation and amortization			69,684

Loss from operations			$(376,314)

The Company believes that significantly all (over 95 percent) of the Company’s sales are in the United States.

******

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited consolidated financial statements as of and for the three months and six months ended June 30, 2001 and 2000.  The period from April 1, 2000 through June 30, 2000 is referred to herein as the “June 2000 quarter” while the period from April 1, 2001 through June 30, 2001 is referred to herein as the “June 2001 quarter”.  The period from January 1, 2000 through June 30, 2000 is referred to herein as the “June 2000 period” while the period from January 1, 2001 through June 30, 2001 is referred to herein as the “June 2001 period”.

RESULTS OF OPERATIONS - JUNE 2001 QUARTER COMPARED TO JUNE 2000 QUARTER

REVENUES

The Company’s revenues increased $40,417 from $420,131 in the June 2000 quarter to $460,548 in the June 2001 quarter.  The increase is due to attaining several new key customers and improved sales to existing customers.  In the June 2001 quarter, sales in the Retail and Corporation segment were $122,615 compared to $180,112 for the June 2000 quarter.  Sales in the Wholesale Distribution and Manufacturing segment for the June 2001 quarter were $337,933 compared to $240,019 for the June 2000 quarter.

EXPENSES

Costs of sales in the June 2001 quarter were $312,047, or 68% of sales compared to $282,808 or 67% of sales in the June 2000 quarter.  This increase was a result of a change in the mix of goods sold, a change in pricing strategy on certain goods in response to market demand, and increased sales commissions paid to a recently acquired new customer.

General and administrative expenses decreased $49,117 from $266,930 in the June 2000 quarter to $217,813 in the June 2001 quarter due to lower occupancy costs and reduced officer salary expense.  No contributed salary expense was recognized during the June 2001 quarter compared to $14,000 of such expense in the June 2000 quarter.

Marketing expenses decreased $20,918 from $40,922 in the June 2000 quarter to $20,004 in the June 2001 quarter as the Company changed its use of certain advertising, thereby lowering this expense.  Marketing expenses as a percentage of revenues decreased from 10% for the June 2000 quarter to 4% for the June 2001 quarter .

OTHER INCOME (EXPENSE)

Interest expense in the June 2001 quarter increased by $7,301 from the June 2000 quarter due to loans from shareholders carried by the Company that did not exist in the June 2000 quarter.  Loans from shareholders relate to stock issued in exchange for loans receivable in 1999.

LOANS FROM RELATED PARTIES

Notes payable to the Company’s Chairman of the Board and President in the aggregate principal amount of $651,826 are due in 2002.

NET LOSS

The Net Loss in the June 2001 quarter compared to the June 2000 quarter decreased by $95,761 from $223,511 to $127,750 as a result of operations as described above.

RESULTS OF OPERATIONS - JUNE 2001 PERIOD COMPARED TO JUNE 2000 PERIOD

REVENUES

The Company’s revenues increased $421,252 from $807,504 in the June 2000 period to $1,228,756 in the June 2001 period.  The increase is due to attaining several new key customers and improved sales to existing customers.  In the June 2001 period, sales in the Retail and Corporation segment were $294,419 compared to $310,153 for the June 2000 period.  Sales in the Wholesale Distribution and Manufacturing segment for the June 2001 period were $934,337 compared to $496,754 for the June 2000 period.

EXPENSES

Costs of sales in the June 2001 period were $784,756, or 64% of sales compared to $591,940 or 73% of sales in the June 2000 period.  The decrease in cost of sales as a percentage of sales was a result of a change in the mix of goods sold to higher margin goods offset by slightly higher sales commissions paid as a result of a new customer of the Company.

General and administrative expenses remained relatively stable from period to period.

Marketing expenses decreased by $4,495 in the June 2001 period from $61,259 in the June 2000 period to $56,764 in the June 2001 period as the Company changed its use of certain advertising, thereby lowering this expense.   Marketing expenses as a percentage of revenues decreased from 8% for the June 2000 quarter to 5% for the June 2001 quarter.

OTHER INCOME (EXPENSE)

Interest expense in the June 2001 period was $47,775 due to loans from shareholders carried by the Company that did not exist in the June 2000 period.  Loans to shareholders relates to stock issued in exchange for loans receivable in 1999.

LOANS FROM RELATED PARTIES

Notes payable to the Company’s Chairman of the Board and President in the aggregate principal amount of $651,826 are due 2002.

NET LOSS

The Net Loss in the June 2001 period compared to the June 2000 period decreased by $219,644 from $381,690 to $162,046 as a result of corporate operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had cash and cash equivalents of $41,359.  The Company had working capital of $252,632 and stockholders’ equity of $564,563.  Cash decreased by $106,061 during the June 2001 period as compared to December 31, 2000.  The decrease was primarily a result of payments made to reduce trade payables as well as increased payments of sales commissions for sales to a new customer.

Cash flow from operations is expected to be sufficient to pay operating costs of the Company during the remainder of fiscal 2001.  However, cash flow from operations will not be sufficient to permit the Company to grow its business at the rate otherwise possible.  The Company recently attempted to raise additional capital through a private placement to accelerate the growth of sales for certain of its product lines.  The capital was to be used to acquire more inventories for specific product lines.  However, the Company was unable to raise capital on terms that were favorable to the Company and does not expect to find such growth capital in current market conditions.  Without additional financing, the growth of the Company’s business will be constrained.  There can be no assurance that any additional financing, if needed to meet liquidity needs, will be available to the Company on favorable terms or at all.  There can be no assurance that the Company’s estimate of foreseeable liquidity needs is accurate or that no new business developments or other unforeseen events will not occur, any of which could result in the need to raise additional funds.  The Company expects that the adequacy of its operating cash flow will depend upon:

-	customer acceptance of its products;

-	the continued development of the Internet market as a source for its products;

-	the intensity of competition;

-	the efficiency of operations;

-	the depth of customer demand, and the effectiveness of its marketing and promotional efforts.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the FASB unanimously approved the issuance of two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend APB Opinion No. 16, "Business Combinations," and supersede APB Opinion No.17, "Intangible Assets."  The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.  Beginning January 1, 2002, the Company will no longer amortize its goodwill, but will, however, evaluate goodwill for impairment annually.  Management is currently reviewing the statements to determine their effect on the Company.

RECENTLY ADOPTED ACCOUNTING STANDARDS

The Financial Accounting Standards Board recently issued FAS No. 133, “Accounting for Derivatives” which was effective for the Company on January 1, 2001.  The Company adopted this pronouncement on January 1, 2001.  The adoption had no effect on the financial statements or results of operations.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act provides a “safe harbor” for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company invests its cash and cash equivalents in FDIC insured savings accounts, which, by their nature, are not subject to interest rate fluctuation.

As of June 30, 2001, the Company had $909,355 in borrowings. The borrowings are related to a bank line of credit, with a fixed interest rate, capitalized leases and loans from officers and directors, which, by their nature, are not subject to interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1.		LEGAL PROCEEDINGS.

The Company is subject to claims and other litigation in the ordinary course of business. In the opinion of management, the ultimate resolution of these pending legal proceedings, if any, should not have a material effect on the Company.

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

AMERICABILIA.COM, INC.
(Registrant)

Dated: August 13, 2001	By:	/s/ Gary Moore

Gary Moore, President (Principal Executive Officer and Principal Financial Officer)