Form 10-Q
period 2001-09-30
AMERICABILIA COM INC
filed 2001-11-15
CIK 1091356

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-29781

AMERICABILIA.COM, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0142472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

YES ☒    NO ☐

As of October 31, 2001, the Company had 6,669,192 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                    Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets (Unaudited)
at September 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the
Nine Months ended September 30, 2001 and at December 31, 2000

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months ended September 30, 2001 and 2000

Notes to Unaudited Condensed Consolidated Financial Statements

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

ASSETS	September 30, 2001	December 31, 2000

CURRENT ASSETS:
Cash and cash equivalents	$35,987	$147,420
Accounts receivable, net	327,518	430,984
Inventories	791,409	913,468
Prepaid expenses and deposits	12,813	5,801

Total current assets	1,167,727	1,497,673

PROPERTY AND EQUIPMENT, Net	98,225	120,992

GOODWILL, Net		221,619

OTHER ASSETS	10,513	11,444

TOTAL	$1,276,465	$1,851,728

See accompanying notes to unaudited condensed consolidated financial statements.

(Continued)

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2001	December 31, 2000

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$140,972	$162,960
Notes payable to bank	250,000	250,000
Interest payable	29,430	38,114
Current portion of lease obligations	5,387	8,416
Current portion of loans from stockholders	633,676	32,933
Income taxes payable	-	-

Total current liabilities	1,059,465	492,423

LOANS FROM STOCKHOLDERS, Less current portion	-	624,250

LEASE OBLIGATIONS, Less current portion	-	3,838

Total liabilities	1,059,465	1,120,511

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock, $0.01 par value; authorized 50,000,000 shares; 6,669,192 shares issued and outstanding	6,670	6,670
Additional paid-in capital	1,737,008	1,737,008
Notes receivable from stockholders for stock	(120,256)	(113,275)
Accumulated deficit	(1,406,422)	(899,186)

Total stockholders’ equity	217,000	731,217

TOTAL	$1,276,465	$1,851,728

See accompanying notes to unaudited condensed consolidated financial statements.

(Concluded)

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

REVENUES:
Retail/wholesale	$443,190	$741,798	$1,671,949	$1,549,302
Cost of sales	304,349	503,073	1,089,107	1,095,013

Gross profit	138,841	238,725	582,842	454,289

OPERATING EXPENSES:
General and administrative expenses	245,117	210,547	706,482	671,482
Marketing expenses	21,493	26,535	78,257	87,794
Asset impairment	176,288		176,288
Depreciation and amortization	23,666	46,430	70,999	116,114

Total operating expenses	290,276	283,512	855,738	875,390

LOSS FROM OPERATIONS	(327,723)	(44,787)	(449,184)	(421,101)

OTHER (EXPENSE) INCOME:
Interest expense	(19,732)	(12,665)	(67,507)	(25,766)
Interest income and other	2,261	4,124	9,455	11,849

Total other income	(17,471)	(8,541)	(58,052)	(13,917)

LOSS BEFORE INCOME TAXES	(345,194)	(53,328)	(507,236)	(435,018)

BENEFIT FOR INCOME TAXES -
Deferred tax benefit	-	-	-	-

NET LOSS	$(345,194)	$(53,328)	$(507,236)	$(435,018)

EARNINGS PER SHARE:
Basic - Net loss	$(345,194)	$(53,328)	$(507,236)	$(435,018)

Weighted-average common shares outstanding	6,669,192	6,652,692	6,669,192	6,652,692

Loss per share	$(0.05)	$(0.01)	$(0.08)	$(0.07)

See accompanying notes to unaudited condensed consolidated financial statements

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

				Notes
			Additional	Receivable
	Common Stock		Paid-in	from	Accumulated
	Shares	Amount	Capital	Stockholders	Deficit	Total

BALANCE, JANUARY 1, 2001	6,669,192	$6,670	$1,737,008	$(113,275)	$(899,186)	$731,217

Accrued interest from notes receivable from stockholders				(6,981)		(6,981)

Net loss					(507,236)	(507,236)

BALANCE, SEPTEMBER 30, 2001	6,669,192	$6,670	$1,737,008	$(120,256)	$(1,406,422)	$217,000

See accompanying notes to unaudited condensed consolidated financial statements.

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	Nine Months Ended September 30,
	2001	2000
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(507,236)	$(435,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70,999	116,114
Asset impairment	176,288
Contributed services of officers and employees	-	42,000
Accrued interest on stockholder loans	-	12,756
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	103,466	(94,172)
Decrease (increase) in inventories	122,059	(612,033)
(Increase) decrease in prepaid assets and deposits	(7,012)	7,425
Decrease (increase) in other assets	931	(860)
Increase (decrease) in trade accounts payable and accrued expenses	(21,988)	(99,243)
Decrease in interest payable	(8,684)
Advances from stockholder	-	290,000
Decrease in income taxes payable	-	(3,549)

Net cash used in operating activities	(71,177)	(776,580)

CASH FLOWS USED IN INVESTING ACTIVITIES –
Purchase of property and equipment	(2,902)	(2,442)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Increase in interest receivable from loans to shareholders	(6,981)	(6,628)
Proceeds from loans	-	200,000
Payments on lease obligations	(6,866)	(4,216)
Loans from stockholders, net	(23,507)	365,514

Net cash (used in) provided by financing activities	(37,354)	554,670

DECREASE IN CASH AND CASH EQUIVALENTS	(111,433)	(224,352)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,420	323,127

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,987	$98,775

See accompanying notes to unaudited condensed consolidated financial statements.

americabilia.com, Inc. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	Nine Months Ended September 30,
	2001	2000

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -
Cash paid during the period for:
Interest	$76,191	$13,008

Taxes	$-	$3,700

See accompanying notes to unaudited condensed consolidated financial statements.

americabilia.com, Inc. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements include the consolidated accounts of americabilia.com, Inc. together with its subsidiary (collectively referred to herein as the “Company”).  All material intercompany balances and transactions have been eliminated.  These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company’s annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements.  They should, therefore, be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2000.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that will be achieved for the entire year.

Beginning September 11, 2001, the United States was subject to various terrorist attacks.  The severity and length of the impact of these attacks on the economy, which had already shown signs of weakness, have directly affected the ability of the Company to achieve sales levels sufficient to cover operating costs.  October 2001 sales have been estimated by management to be approximately (39%) of October 2000 levels and (51%) of the average monthly sales levels achieved during the second quarter of 2001.  During he first half of 2001, the Company successfully established several new marketing venues through television shopping channels and contracting with a broker.  Producers of television shopping channels advised management of the Company that they are postponing shows with air time for the products of the Company because, in the view of the management of the television channels, the Company’s products are “luxury” and “high dollar” items whose offering would be inappropriate due to recent world events.  Additionally, in the first week of November of 2001, a key in-house salesperson announced an intention to leave the Company by November 30, 2001.

The Company’s most significant sales period since inception has been the fourth fiscal quarter of each year and in particular, the shopping period between Thanksgiving and Christmas.  Management believes that the adverse impact of recent world events on the demand for the products and services of the Company will be significant.

Management of the Company has responded with several cash conserving actions in response to the slow down in sales.  These steps included the termination of non-essential personnel, reduced work hours for remaining employees, renewed negotiations with several suppliers for reduced costs on goods and services, focused customer satisfaction actions and increased targeted marketing efforts.  The results of these actions are intended to maximize sales and profitability for the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the result of estimated operating losses incurred during the month of October 2001, a loss of three significant marketing venues utilizing television shopping channels, announced departures of several key marketing personnel, and expected weak sales in November and December of 2001 will have an adverse impact on  cash flows.  Cash flow from operations is expected to be sufficient to pay operating costs of the Company during the remainder of fiscal 2001.  Management believes that the Company may have insufficient cash flow to replace the inventory it is selling and expects that cash flow from operations may not be sufficient to allow the Company to continue in business in 2002.  The Company has not been successful in raising sufficient capital to expand or sustain its operations.  There can be no assurance that the Company’s estimate of foreseeable liquidity needs is accurate.

Management has explored various strategies including, but not limited to, potential divestitures, joint marketing ventures, a merger, a re-capitalization or other actions.  It is unlikely that such plans and actions can be effectively implemented.  Ultimately, our continuation as a going concern will depend upon our ability to successfully market our products at a price sufficient to generate margin that will cover the related operating overhead and non-discretionary overhead.

Recently Issued Accounting Pronouncements - On June 29, 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of two statements, Statement 141, “Business Combinations”, and Statement 142, “Goodwill and Other Intangible Assets”, that amend Accounting Principal Board (“APB”) Opinion No. 16,  “Business Combinations,” and supersede APB Opinion No. 17, “Intangible Assets.”  The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.  The statements were issued on July 20, 2001.  Management is currently reviewing the statements to determine their effect on the Company.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August of 2001.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires, among other things, that assets to be sold within one year be separately identified and carried at the lower of carrying value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer expected to be sold within one year must be written down to the lower of current fair value or fair value at the date of foreclosure. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

Recently Adopted Accounting Standards - The FASB recently issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives” which was effective for the Company on January 1, 2001.  The Company adopted this pronouncement on January 1, 2001.  The adoption had no effect on the financial statements or results of operations.

Reclassifications - Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the September 30, 2001 presentation.  These reclassifications had no effect on the Company’s net income.

2.     GOODWILL

Goodwill has been recorded as a result of the acquisitions by the Company of Unique Images in 1999.  Amortization is provided on a straight-line basis over 5 years.  The Company periodically evaluates the carrying value of its intangible assets.  The Company utilizes the discounted cash flow method for evaluating the recoverability of goodwill.  Future cash flows are estimated based on Company projections and are discounted based on the interest rates approximating long-term bond yields.

In connection with the world events in September of 2001, the Company re-evaluated the recoverability of its intangible assets, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (“SFAS No. 121”) and Accounting Principles Board Opinion No. 17, “Intangible Assets,” (“APB No. 17”) and determined that the carrying value of its goodwill was impaired.  The goodwill was assessed for recoverability in accordance with APB No. 17 and based on projected discounted cash flows, an impairment of $176,288 was identified and recorded.  See Note 1 for a description of the primary facts and circumstances related to the impairment.

Amortization expense associated with goodwill was $45,331 for the nine months ended September 30, 2001 and 2000.

3.     STOCKHOLDERS’ EQUITY - EARNINGS PER SHARE

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by common and common equivalent shares outstanding for the period.  Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS.  For the nine months ended September 30, 2001 and 2000, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the period.

4.       INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  A valuation allowance has been established on the computed deferred tax asset at September 30, 2001 and December 31, 2000 due to the uncertainties associated with realizing such assets in the future.

5.       DEBT

The Company extended a $350,000 line of credit to December 1, 2001.  The line of credit bears interest at nine percent and must be paid in full for at least 30 days during any 12-month period.

6.       SEGMENT REPORTING

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

Information pertaining to the operations of reportable segments is as follows:

For the nine months ended September 30, 2001

Revenues	$384,061	$1,287,888	$1,671,949

Gross profit	114,947	467,895	582,842

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit	$582,842
General and administrative expenses	706,482
Marketing expenses	78,257
Asset impairment	176,288
Depreciation and amortization	70,999

Loss from operations	$449,184

For the nine months ended September 30, 2000		Wholesale
	Retail and	Distribution and
	Corporate	Manufacturing	Total
		(Restated)

Revenues	$467,400	$1,081,902	$1,549,302

Gross profit	92,584	361,705	454,289

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit	$454,289
General and administrative expenses	671,482
Marketing expenses	87,794
Depreciation and amortization	116,114

Loss from operations	$(421,101)

Significantly all (over 95 percent) of the Company’s sales are in the United States.

For the three months ended September 30, 2001		Wholesale
	Retail and	Distribution and
	Corporate	Manufacturing	Total
(Restated)

Revenues	$89,644	$356,246	$443,190

Gross profit	(32,147)	170,988	138,841

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit	$138,841
General and administrative expenses	245,117
Marketing expenses	21,493
Asset impairment	176,288
Depreciation and amortization	23,666

Loss from operations	$(327,723)

For the three months ended September 30, 2000		Wholesale
	Retail and	Distribution and
	Corporate	Manufacturing	Total
		(Restated)

Revenues	$156,250	$585,548	$741,798

Gross profit	67,151	171,574	238,725

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit	$238,725
General and administrative expenses	210,547
Marketing expenses	26,535
Depreciation and amortization	46,430
Loss from operations	$(53,328)

Significantly all (over 95 percent) of the Company’s sales are in the United States.

******

Item 2.                    Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited consolidated financial statements as of and for the three months and nine months ended September 30, 2001 and 2000.  The period from July 1, 2000 through September 30, 2000 is referred to herein as the “September 2000 quarter” while the period from July 1, 2001 through September 30, 2001 is referred to herein as the “September 2001 quarter”.  The period from January 1, 2000 through September 30, 2000 is referred to herein as the “September 2000 period” while the period from January 1, 2001 through September 30, 2001 is referred to herein as the “September 2001 period”.

RESULTS OF OPERATIONS – SEPTEMBER 2001 QUARTER COMPARED TO SEPTEMBER 2000 QUARTER

REVENUES

The Company’s revenues decreased $298,608 from $741,798 in the September 2000 quarter to $443,190 in the September 2001 quarter.  The decrease is due to slower sales which worsened subsequent to the September 11, 2001 terrorist attacks in New York and Washington D.C.  The Company's revenues decreased by more than half following the September 11, 2001 terrorist attacks and have not improved in the period following.  In the September 2001 quarter, sales in the Retail and Corporate segment were $89,644 compared to $156,250 for the September 2000 quarter.  Sales in the Wholesale Distribution and Manufacturing segment for the September 2001 quarter were $356,246 compared to $585,548 for the September 2000 quarter.

EXPENSES

Costs of sales in the September 2001 quarter were $304,349, or 69% of sales compared to $503,073, or 68% of sales in the September 2000 quarter.

General and administrative expenses increased $34,570 from $210,547 in the September 2000 quarter to $245,117 in the September 2001 quarter due to increased rent and utility costs.  No contributed salary expense was recognized during the September 2001 quarter compared to $14,000 of such expense in the September 2000 quarter as there were no longer officers contributing services without charge to the Company.

Marketing expenses decreased $5,042 from $26,535 in the September 2000 quarter to $21,493 in the September 2001 quarter as the Company changed its use of certain advertising, thereby lowering this expense.  Although marketing expenses as a percentage of revenues increased from 4% for the September 2000 quarter to 5% for the September 2001 quarter, the total expenditures were reduced.

In connection with the world events in the third quarter of 2001, the Company re-evaluated the recoverability of its intangible assets, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (“SFAS No. 121”) and Accounting Principles Board Opinion No. 17, “Intangible Assets,” (“APB No. 17”) and determined that the carrying value of its goodwill was impaired.  The goodwill was assessed for recoverability in accordance with APB No. 17 and based on projected discounted cash flows, an impairment of $176,288 was identified and recorded.  See Note 1 for a description of the primary facts and circumstances related to the impairment.

Amortization expense associated with goodwill was $15,110 for the three months ended September 30, 2001 and 2000.

Depreciation expenses for the three months ended September 30, 2001 and 2000 were $8,556 and $31,320, respectively.  The decrease in expense is related to the retirement of fixed assets in connection with the Company’s move to its new facilities in 2000 and related reduction of building depreciation.

OTHER INCOME (EXPENSE)

Interest expense in the September 2001 quarter increased by $7,067 from the September 2000 quarter due to loans from shareholders carried by the Company that did not exist in the September 2000 quarter.

NET LOSS

The Net Loss in the September 2001 quarter compared to the September 2000 quarter increased by $292,866 from $53,328 to $345,194 as a result of operations as described above.

RESULTS OF OPERATIONS - SEPTEMBER 2001 PERIOD COMPARED TO SEPTEMBER 2000 PERIOD

REVENUES

The Company’s revenues increased $122,647 from $1,549,302 in the September 2000 period to $1,671,949 in the September 2001 period.  The increase is due to attaining several new key customers and improved sales to existing customers during the first six months of 2001 offset by reductions in revenues as discussed for the September 2001 quarter.  In the September 2001 period, sales in the Retail and Corporate segment were $384,061 compared to $467,400 for the September 2000 period.  Sales in the Wholesale Distribution and Manufacturing segment for the September 2001 period were $1,287,888 compared to $1,081,902 for the September 2000 period.

EXPENSES

Costs of sales in the September 2001 period were $1,089,107, or 65% of sales compared to $1,095,013, or 71% of sales in the September 2000 period.  The decrease in cost of sales as a percentage of sales was a result of a change in the mix of goods sold from lower margin to higher margin goods offset by modest increases in sales commissions paid as a result of a finders fee being paid to a broker for new customer of the Company.

General and administrative expenses increase $35,000 from $671,482 in the September 2000 period to $706,482 in the September 2001 period due to increased rent and utility costs.  No contributed salary expense was recognized during the September 2001 period compared to $42,000 of such expense in the September 2000 period.

Marketing expenses decreased by $9,537 in the September 2001 period from $87,794 in the September 2000 period to $78,257 in the September 2001 period as the Company changed its use of certain advertising, thereby lowering this expense.   Marketing expenses as a percentage of revenues decreased from 6% for the September 2000 quarter to 5% for the September 2001 quarter.

In connection with the world events in the third quarter of 2001, the Company re-evaluated the recoverability of its intangible assets, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (“SFAS No. 121”) and Accounting Principles Board Opinion No. 17, “Intangible Assets,” (“APB No. 17”) and determined that the carrying value of its goodwill was impaired.  The goodwill was assessed for recoverability in accordance with APB No. 17 and based on projected discounted cash flows, an impairment of $176,288 was identified and recorded.  See Note 1 for a description of the primary facts and circumstances related to the impairment.

Amortization expense associated with goodwill was $45,331 for the nine months ended September 30, 2001 and 2000.

Depreciation expenses for the nine months ended September 30, 2001 and 2000 were $25,668 and $70,783, respectively.  The decrease in expense is related to the retirement of significant fixed assets in connection with the Company’s move to its new facilities in 2000 and related reduction of building depreciation.

OTHER INCOME (EXPENSE)

Interest expense in the September 2001 period was $67,507 compared to $25,766 in the September 2000 period.  The significant increase is primarily due to loans from shareholders carried by the Company that did not exist in the September 2000 period.

NET LOSS

The Net Loss in the September 2001 period compared to the September 2000 period decreased by $72,218 from $435,018 to $507,236 as a result of the causes described above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company had cash and cash equivalents of $35,987.  The Company had working capital of $108,262  and stockholders’ equity of $217,000.  Cash decreased by $111,433 during the September 2001 period as compared to December 31, 2000.  The decrease was primarily a result of payments made to reduce accounts payable as well as increased expenses for sales commissions to a broker serving a new customer.

Notes payable to the Company’s Chairman of the Board and President in the aggregate principal amount of $633,676 are due in 2002.

Beginning September 11, 2001, the United States was subject to various terrorist attacks.  The severity and length of the impact of these attacks on the economy, which had already shown signs of weakness, have directly affected the ability of the Company to achieve sales levels sufficient to cover operating costs.  October 2001 sales have been estimated by management to be approximately (39%) of October 2000 levels and (51%) of the average monthly sales levels achieved during the second quarter of 2001.  During the first half of 2001, the Company successfully established several new marketing venues through television shopping channels and contracting with a broker.  Producers of television shopping channels advised management of the Company that they are postponing shows with air time for the products of the Company because, in the view of the management of the television channels, the Company’s products are “luxury” and “high dollar” items whose offering would be inappropriate due to recent world events.  Additionally, in the first week of November of 2001, a key in-house salesperson announced an intention to leave the Company by November 30, 2001.

The Company’s most significant sales period since inception has been the fourth fiscal quarter of each year and in particular, the shopping period between Thanksgiving and Christmas.  Management believes that the adverse impact of recent world events on the demand for the products and services of the Company will be significant.

Management of the Company has responded with several cash conserving actions in response to the slow down in sales.  These steps included the termination of non-essential personnel, reduced work hours for remaining employees, renewed negotiations with several suppliers for reduced costs on goods and services, focused customer satisfaction actions and increased targeted marketing efforts.  The results of these actions are intended to maximize sales and profitability for the Company.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  However, the result of estimated operating losses incurred during the month of October 2001, a loss of three significant marketing venues utilizing television shopping channels, announced departures of several key marketing personnel, and expected weak sales in November and December of 2001 will have an adverse impact on  cash flows.  Cash flow from operations is expected to be sufficient to pay operating costs of the Company during the remainder of fiscal 2001.  Management believes that the Company may have insufficient cash flow to replace the inventory it is selling and expects that cash flow from operations may not be sufficient to allow the Company to continue in business in 2002.  The Company has not been successful in raising sufficient capital to expand or sustain its operations.  There can be no assurance that the Company’s estimate of foreseeable liquidity needs is accurate.

Management has explored various strategies including, but not limited to, potential divestitures, joint marketing ventures, a merger, a re-capitalization or other actions.  It is unlikely that such plans and actions can be effectively implemented.  Ultimately, our continuation as a going concern will depend upon our ability to successfully market our products at a price sufficient to generate margin that will cover the related operating overhead and non-discretionary overhead.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets", that amend Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations," and  supersede APB Opinion No. 17, "Intangible Assets." The  two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.   The statements were issued on July 20, 2001.  Management is currently reviewing the statements to determine their effect on the Company.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August of 2001.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires, among other things, that assets to be sold within one year be separately identified and carried at the lower of carrying value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer expected to be sold within one year must be written down to the lower of current fair value or fair value at the date of foreclosure. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

RECENTLY ADOPTED ACCOUNTING STANDARDS

The FASB recently issued Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivatives” which was effective for the Company on January 1, 2001.  The Company adopted this pronouncement on January 1, 2001.  The adoption had no effect on the financial statements or results of operations.

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

As of September 30, 2001, the Company had $889,063 in borrowings. The borrowings are related to a bank line of credit, with a fixed interest rate, capitalized leases and loans from officers and directors, which, by their nature, are not subject to interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS.

The Company is subject to claims and other litigation in the ordinary course of business.  In the opinion of management, the ultimate resolution of these pending legal proceedings, if any, should not have a material effect on the Company.

Item 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

Item 5.	OTHER INFORMATION.

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8–K.

(a)	EXHIBITS

None.

(b)	REPORTS ON FORM 8-K

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICABILIA.COM, INC.
(Registrant)

Dated: November 14, 2001	By:	/s/ GARY MOORE
Gary Moore, President (Principal
Executive Officer and Principal
Financial Officer)