Form 10-K405
period 2001-12-31
AMERICABILIA COM INC
filed 2002-04-01
CIK 1091356

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)
☒	Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 2001

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] for the transition period from to

Commission file number: 000-29781

AMERICABILIA. COM, INC.

(Exact name of the registrant as specified in its charter)

Florida	65-0142472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Cassia Way, Suite 400, Henderson, Nevada	89014
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (702) 567-0070

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of class)

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,347,073 as of March 11, 2002 based upon the last trading price for the registrant’s common stock.

The number of shares of the registrant’s common stock, no par value, outstanding as of March 11, 2002 was 6,669,192.

Documents incorporated by reference.  None.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

PART I

Item 1.    Business

General Development of Business.

americabilia.com, Inc., a Florida corporation (“americabilia”), is engaged in direct Internet merchandising of American-themed collectibles, gifts and memorabilia.  americabilia offers both framed memorabilia which it manufactures and products which it acquires from suppliers.  americabilia’s products are marketed at retail on an Internet shopping site, www.americabilia.com.  americabilia strives to offer its retail customers a broad selection of products, a convenient shopping experience, and a competitive price.  americabilia also engages in wholesale sales of memorabilia manufactured by its wholly owned subsidiary, Worldwide Collectibles, Inc. dba Unique Images.  americabilia commenced with organizational and operational activities on March 2, 1999 in Nevada as americabilia.com Nevada.

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

On August 11, 1999, americabilia acquired the outstanding capital stock of Veltre Enterprises, Inc. dba Unique Images.  Unique Images designed and manufactured Hollywood and sports memorabilia for memorabilia galleries.  Unique Images also provided custom picture framing services.

In January 2001, Unique Images was merged into Worldwide Collectibles.

americabilia has obtained federal registration of the service mark “americabilia.”  All other trademarks or service marks appearing in this Annual Report on Form 10-K are trademarks or service marks of the respective companies that utilize them.

Ability to continue as a going concern

At December 31, 2001, the Company had cash and cash equivalents of $23,605.  The Company had working capital deficit  $(298,806) and stockholders’ deficiency of $(220,856). Cash decreased by $123,815 during the fiscal year ended December 31, 2001 as compared to December 31, 2000.  The decrease was primarily a result of payments made to reduce accounts payable as well as increased expenses for sales commissions to a broker serving a new customer.

The Company’s cash flows since September 2001 have been adversely impacted by ongoing operating losses, the loss of three significant marketing venues utilizing television shopping channels, and the departures of several key marketing personnel.  The Company’s most significant sales period since inception has been the fourth fiscal quarter of each year and in particular, the shopping period between Thanksgiving and Christmas.  The adverse impact of general economic conditions and recent world events on the demand for the products and services of the Company has been significant.  Weak sales in December of 2001 also had an adverse impact on cash flows.

Management of the Company responded to the slow down in sales with several cash conserving actions.  These steps included the termination of non-essential personnel, reduced work hours for remaining employees, renewed negotiations with several suppliers for reduced costs on goods and services, focused customer satisfaction actions and increased targeted marketing efforts.  The Company has also made an effort to reduce inventory levels to generate cash for the payment of accounts payables.  Management believes that cash flow from operations will not be sufficient to allow the Company to continue in business on the same basis in 2002.

On November 30, 2001, the Company’s Chairman of the Board and President each loaned the Company $125,000 to enable the Company to pay its note payable to a bank in the amount of $250,000.  The loans from the Company’s Chairman of the Board and President are secured by all of the Company's assets.  Notes payable to the Company’s Chairman of the Board and President now aggregate approximately $573,300 in principal amount and $76,000 in accrued interest and are due in 2002.

Effective December 19, 2001, Keith Veltre resigned as President of the Company’s operating subsidiary, Worldwide Collectibles, and as a director of the Company.  Following Mr. Veltre’s resignation, many of the Company’s remaining employees also resigned.  The Company’s President, Gary Moore, has agreed to step in as interim president of Worldwide, a position he held prior to Mr. Veltre joining the Company in August 1999.  In addition, several founding shareholders of the Company who previously provided sales and administrative services to the Company without charge have agreed to do so once again.

Beginning in the fourth quarter of 2001, management has explored various strategies including, but not limited to, potential divestitures, joint marketing ventures, a merger, a re-capitalization or other actions.  Management is unsure that any such plans and actions can be effectively implemented.

Management intends to continue to explore strategic alternatives for the Company and to continue Internet sales of the Company’s products, on a more limited basis, in order to provide cash flow to service the Company’s obligations to creditors.

The principal executive office of americabilia, hereinafter referred to as the “Company”, is located at 150 Cassia Way, Suite 400, Henderson, Nevada 89014, telephone (702) 567-0070.

Financial Information about Segments.

See Note 14 to the Consolidated Financial Statements of the Company included elsewhere herein for information on the Company’s operations by business segment for the years ended December 31, 2001, 2000 and for the period ended December 31, 1999.

Narrative Description of Business.

The Company engages in the direct merchandising of American-themed collectibles, gifts, and memorabilia, primarily through its internet shopping site and in wholesale sales of memorabilia manufactured by the Company’s wholly owned subsidiary, Worldwide Collectibles, Inc. dba Unique Images.  The Company also sells its products on the eBay Web site.

The Company was formed to capitalize on the opportunity for online retailing of collectibles and memorabilia.  The Company believes that the collectibles and memorabilia industry is particularly suited to online retailing.  An online seller has virtually unlimited online shelf space and can offer customers a vast selection through an efficient search and retrieval interface.  This is particularly valuable in the collectibles and memorabilia market because the extraordinary number of different items precludes even the largest physical store from economically stocking more than a small minority of available products. Beyond the benefits of selection, purchasing products online is more convenient than shopping in a physical store because the products can be purchased 24 hours a day and shopping does not require a trip to a store.  Products can be shipped directly to the customer’s home or office.  The Company believes that customers may buy more products because they have more hours to shop, can act immediately on a purchase impulse and can locate products that are hard to find.  Because the online store has a global reach, it can deliver an extremely broad selection to customers in rural, international or other locations that cannot support large-scale physical stores.  The Company offers more than 2,000 products.

Growth of the Internet and Online Commerce.

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

Merchandise offered has a broad price range, from a low end of $15 to $20 for such items as coffee mugs and die-cast cars to a high end of up to $6,500 for such items as love seats made from the rear end of a 1957 Chevrolet Bel Air, to a full-size floor model Wurlitzer Jukebox, to rare and authenticated autographed photos and collectibles.  The Company’s average retail sale has approximated $54.

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

Manufactured Products.

The Company’s wholly owned subsidiary, Worldwide Collectibles, Inc. dba Unique Images, manufactures framed memorabilia products which are sold by the Company through its Web site and which are sold to the Company’s wholesale customers which include primarily bricks and mortar retailers of Hollywood, sports, music and entertainment industry memorabilia in the United States.

The raw materials for the framed memorabilia manufactured by Unique Images are obtained from selected reliable sources such as Hollywood costume companies, movie studios and prop manufacturers.  Autographed photos and sports collectibles are obtained from private collections, estate auctions, and through in-person signings with the actor, entertainer, or sports figure.  Framing materials are obtained through framing suppliers.  The Company has not experienced difficulty in obtaining raw materials.

Internet Shopping Site.

The Company’s Web site uses Shopsite Web hosting software.  The Company’s Web site is physically located on a server owned and maintained by InterLand Incorporated in Atlanta, Georgia.

The Company’s Web site features a “secure server” shopping cart for online ordering and tracking of product shipment.  “Secure server” means that the Company’s server uses software which encrypts personal information including credit card number, name and address so that it cannot be read as it travels over the Internet.  A primary feature of the Web site is its interactive, searchable catalog of more than 2,000 products.  The Company provides search tools to find products primarily based on categories such as sports, television stars, movie stars, music artists, political and historical, game room and home theater, beverage collectibles, Coca-Cola collectibles, hot collectibles, cartoons, science fiction, neon and electric art, transportation and metal signs.

Through the Company’s Web site, customers are able to order products, conduct targeted searches, browse from among highlighted product offerings, participate in promotions and check order status.  Clicking with the mouse on any of the products pulls up more information about the product, as well as a button which, if clicked, adds the product to the customer’s order.  Customers can add and remove products from their shopping cart as they browse prior to making a final purchase decision, just as in a physical store.  To execute orders, customers click on the buy button and are prompted to supply shipping and credit card details, either by e-mail, telephone, fax or website.  The Company also accepts “PayPal” on eBay.

Customers are offered a variety of delivery services, including overnight and various international shipping options.  The Company’s system automatically confirms each order by e-mail to the customer within minutes after the order is placed and advises customers by e-mail shortly after orders are shipped.

The Company ships products from its Henderson, Nevada facilities primarily via the U.S. Postal Service and UPS.  In some instances, the Company has made arrangements (with the Company bearing the risk of return) for larger products to be drop-shipped by the manufacturer or supplier directly to the Company’s customer.

The Company sources product from a network of distributors.  The Company has implemented the necessary shipping and inventory control capacity to enable it to provide a rapid response to customer requests.  Most of the Company’s products are available for shipment within 24 hours for delivery within two to four business days.  Items too large for conventional shipping may be shipped via freight.  If an item is backordered, the customer is notified immediately via e-mail.

All products are shipped with a customer satisfaction guarantee, which includes credit, refund or exchange of product which is damaged, defective, or unsatisfactory to the customer in any way, provided the product is returned in “like-new” condition in its original packaging with the customer’s receipt within 30 days.

The Company participates in The Council of Better Business Bureau’s BBBOnLine® Privacy Program and complies with its privacy standards.  This allows the Company to display the BBBOnLine® compliance seal on its Web site.  The BBBOnLine® Privacy Program provides verification, monitoring and review of Web sites and customer dispute resolution services.  Through the BBBOnLine® Privacy Program, customers can check the Company’s history and obtain contact information and assurance that the Company stands behind its advertising claims.

The Company has obtained a VeriSign digital certificate to register its right to use the domain name “americabilia.com.”  This certificate authenticates the Company for purposes of secure online transactions.

Marketing and Promotion.

The Company’s Web site has been registered with key search engine/online web sites, such as Yahoo, Excite, Google and AOL Netfind.

The Company believes that its ability to establish and maintain long-term relationships with its customers and encourage repeat visits and purchases depends, in part, on the strength of its customer support and service operations and staff.  The Company offers e-mail addresses to enable customers to request information and to encourage feedback and suggestions.  The Company’s customer support and service personnel are responsible for handling general customer inquiries, answering customer questions about the ordering process, and investigating the status of orders, shipments and payments.

Market and Competition.

The market for collectibles and memorabilia is large and relatively fragmented.  Although the market for collectibles and antiques is worldwide, the Company anticipates that the majority of customers will be from the United States, as well as Japan, Western Europe and the United Kingdom.  The Company believes that collectible and memorabilia Web sites currently doing business on the Internet generally lack product selection and customer appeal.  The Company has attempted to select a product line which will not only fill a niche in Internet marketing, but will also have a broad appeal for collectors of all types of American-themed collectibles and memorabilia.

The online commerce market, particularly over the Internet, is new, rapidly evolving and intensely competitive.  The Company expects this competition to intensify in the future.  Barriers to entry are minimal, and current and new competitors can launch new sites at a relatively low cost.  The Company believes that the principal competitive factors in its market are brand recognition, selection, personalized services, convenience, price, accessibility, customer service, quality of search tools, reliability and speed of fulfillment.  Many of the Company’s current and potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than the Company.  In addition, online retailers may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of the Internet and other online services increases.

Certain of the Company’s competitors may be able to secure merchandise from vendors on more favorable terms, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to Web site and systems development than the Company.  Increased competition over time may result in reduced operating margins and loss of market share.  There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company’s business, prospects, financial condition and results of operations.  The Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

Seasonality.

The Company’s business is generally seasonal with higher than average sales normally occurring in the fourth calendar quarter as a result of holiday gift purchases.

Employees and Consultants.

The Company currently employs three (3) full time employees and one (1) part time employee at its Henderson, Nevada facility to handle product production, administration and shipping.  In addition, five (5) of the Company’s shareholders currently work for the Company without cash compensation.  It is anticipated that these three members of the Company’s management will continue to conduct all aspects of the Company’s business without compensation until operations generate cash flow sufficient to permit the payment of salaries.  The Company believes that its relations with its employees are good.

Tradename.

The Company has obtained federal service mark registration of its trade name, “americabilia.”

Financial Information about Geographic Areas.

Over 95% of the Company’s revenues from external customers for the years 2001 and 2000 and the period from March 2, 1999 (Date of Inception) through December 31, 1999 were attributable to customers in the United States.

All of the Company’s long-lived assets are located in the United States.

Item 2.  Description of Property

The Company leases its principal executive offices, production facilities and warehouse facilities which consist of approximately 21,600 square feet of office/production/warehouse space from a third party at a cost of $11,114 per month pursuant to a triple net lease that expires on October 31, 2003 with an option to extend for an additional three (3) year term.

Item 3.  Legal Proceedings

A shareholder has filed a complaint in the District Court of Clark County, Nevada against the Company, the Company’s Chairman of the Board, the Company’s Treasurer, and others claiming, among other things, that his investment of $60,000 in the Company was induced by representations made to him by the Chairman concerning the Chairman's “track record” and anticipated profits from the investment.  Entities owned by the Chairman had previously brought an action to recover $1,335,000 plus interest from the shareholder, and others, based upon an unrelated transaction.  The complaint filed by the shareholder appears to be a retaliatory action.  The Company believes that the shareholder's complaint is without merit.

There are no other material pending legal proceedings to which the Company or the property of the Company is subject.  In addition, no other such proceedings are known to be contemplated against the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.  Market for the Company’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol “ABIL.”  Set forth in the following table are the high and low bid quotations for the Company’s Common Stock for each of the quarters in the years 2000 and 2001.  The Company considers its Common Stock to be thinly traded and that any reported bid or sale prices may not be a true market-based valuation of the Common Stock.  The quotations represent inter-dealer quotations without retail markups, markdowns or commissions and may not represent actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2000	$13.75	$9.00

June 30, 2000	12.50	5.00

September 30, 2000	10.375	4.00

December 31, 2000	5.185	1.375

March 31, 2001	1.844	0.281

June 30, 2001	0.594	0.20

September 30, 2001	0.45	0.16

December 31, 2001	0.41	0.06

As of March 25, 2002, there were approximately 524 record holders of the Company’s Common Stock.

The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future.  It is anticipated that earnings, if any, will be retained for the operation of the Company’s business.

On October 30, 2000, the Company sold a unit consisting of 16,500 shares of Common Stock and warrants to purchase an additional 8,250 shares of Common Stock for $49,500.  The sale was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) and Rule 506 of the Securities Act of 1933, as amended.

Item 6.    Selected Financial Data

The selected financial information set forth below has been derived from the Company's consolidated financial statements for the period from March 2, 1999 (date of inception) through December 31, 1999 and for the fiscal years ended December 31, 2000 and 2001, were audited by Deloitte & Touche LLP and should be read in conjunction with the consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	Fiscal year ended December 31, 2001	Fiscal year ended December 31, 2000	Period from March 2,1999 (Date of Inception) through December 31, 1999
Operations Data:
Revenues	$1,873,324	$2,384,236	$662,231
Net Loss	(953,870)	(549,635)	(349,551)
Loss per share	(0.14)	(0.08)	(0.08)
Weighted average shares outstanding	6,669,192	6,656,815	4,172,576

	December 31, 2001	December 31, 2000	December 31, 1999
Balance Sheet Data:
Working capital(deficit)	$(298,806)	$1,005,250	$792,861
Total assets	511,556	1,851,728	1,473,908
Long-term debt (1)	0	628,088	46,600
Stockholders’ (deficit)/equity	(220,856)	731,217	1,190,215

(1)   As of December 31, 2001, all of the Company’s debt and related accrued interest of approximately $650,000 was due in less than 12 months.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview.

Special factors affecting the comparability of current period and prior period operating results

The following discussion should be read in conjunction with, and is qualified in its entirety by our consolidated financial statements as of and for the fiscal year ended December 31, 2001 and 2000 and for the period from March 2, 1999 (Date of Inception) through December 31, 1999.  The Company was formed on March 2, 1999.  The Company did not achieve substantial operations until after June 30, 1999.  Further, the Company acquired Unique Images in the third quarter of 1999.  The period presented in the consolidated financial statements from March 2, 1999 through December 31, 1999 is not a full year of operations and was during the development stage of the Company.  Such period may not be comparable to the fiscal years ended December 31, 2001 and 2000.  The period from March 2, 1999 through December 31, 1999 is referred to herein as “fiscal 1999”, the period from January 1, 2000 through December 31, 2000 is referred to herein as “fiscal 2000” and the period from January 1, 2001 through December 31, 2001 is referred to herein as “fiscal 2001”.

Fiscal 2001 vs. Fiscal 2000 Results of Operations

Revenues and Cost of Products

Revenue for fiscal 2001 was $1,873,324, a decrease of $510,912, or 21.4% from prior year. Fiscal 2001 revenues included $436,586 in sales for the retail segment and $1,436,738 in sales for the wholesale segment. The decrease in revenues was due to a significant decrease in demand for the Company’s products after events of September 11, 2001 and the recessionary trend of the United States economy.

Expenses

Cost of sales was $1,558,700 in fiscal 2001 versus $1,719,698 in fiscal 2000.  Product costs for the retail segment were $1,211,950 in fiscal 2001 versus $467,139 in fiscal 2000.  Products cost for wholesale segment were $346,751 for fiscal 2001 versus $1,252,559 in fiscal 2000.  Costs of sales include cost of the product plus associated freight costs to acquire and ship the product.  Costs of sales also include direct labor and related payroll benefits associated with the manufacturing (for wholesale products), stocking, packaging, and shipment of products.  The retail segment had a gross margin (loss) in fiscal 2001 of ($775,364) or (178)% compared to a gross margin of $202,047 or 30% in fiscal 2000.  The decrease in the margin for retail segment was a result of the sale of slower moving inventory items for lower profits on the eBay Web site in fiscal 2000 in an effort to improve customer visibility and higher commissions paid on certain items sold during 2001.  The decrease in the retail margin is also the result of a valuation allowance recognized of $74,000.  The allowance was recorded at December 31, 2001 due to management’s estimate of the lower fair value of inventory. The wholesale segment, had gross margin for fiscal 2001 of $1,089,987 or 76% compared to $462,522 or 27% in fiscal 2000. The increase in the margin for the wholesale segment was a result of a shift in product mixes in fiscal 2000 toward higher margin products offset by an allowance recorded at December 31, 2001 due to management’s estimate of the lower fair value of inventory.

General and administrative expenses (including marketing) were $931,145 in fiscal 2001 compared to $1,067,712 in fiscal 2000. Marketing expenses decreased by $25,462 or 22.4% to $88,090 in fiscal 2001 compared to $113,552 in fiscal 2000.  Professional and legal expenses decreased by $97,297 or 38% to $161,522 in fiscal 2001 compared to $258,819 in fiscal 2000.  Facility expenses including utilities decreased by $27,467 or 15% to $150,474 in fiscal 2001 compared to $177,941 in fiscal 2000.  Salaries and benefits of office personnel (including the costs of contributed salaries) decreased by $107,015 or 26%, to $303,361 in fiscal 2001 compared to $410,376 in fiscal 2000.  Three (3) shareholders of the Company who began providing services to the Company in December of 2001 are currently not receiving salaries.  Contributed salary expense of $10,000 and $50,000 has been recognized in the form of contributed capital for fiscal 2001 and fiscal 2000, respectively.

In addition, the Company had a loss on the impairment of goodwill of $176,287 and a loss on the impairment of fixed assets of $11,717 in fiscal 2001 and a loss on disposal of assets of $24,125 in fiscal 2000.  The loss on the impairment of goodwill and fixed assets was the result of revised cash flow projections in September 2001 and December 2001, respectively, after sales results dramatically dropped and cash flow models no longer supported the valuation of the goodwill.  The loss on disposal of assets in fiscal 2000 was attributed to the Company’s termination of its operating lease of the Unique Images facility.

In connection with the world events in the third quarter of 2001, the Company re-evaluated the recoverability of its intangible assets, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (“SFAS No. 121”) and Accounting Principles Board Opinion No. 17, “Intangible Assets,” (“APB No. 17”) and determined that the carrying value of its goodwill was impaired.  The goodwill was assessed for recoverability in accordance with APB No. 17 and based on projected discounted cash flows, an impairment of $176,287 was identified and recorded at September 30, 2001.  See Note 1 of the Consolidated Financial Statements for a description of the primary facts and circumstances related to the impairment.

Amortization expense associated with goodwill for fiscal 2001 and 2000 were $45,331 and $34,000, respectively.

Other Income (Expense)

Interest expense increased to $83,042 in fiscal 2001 from $49,936 in fiscal 2000 as a result of additional borrowings.  Included in interest expense is interest expense for loans from officers and directors of $62,000 for fiscal 2001 compared to $28,209 in fiscal 2000, an increase of $33,791 as a result of additional borrowings from officers and directors.  Interest income decreased to $8,783 from $12,602 in fiscal 2000 due to lower invested balances.

Net Income (Loss)

The Net Loss was $953,870 or $.14 per share in fiscal 2001 compared to $549,635 or $.08 per share in fiscal 2000.  The change is the result of reasons described above.

Fiscal 2000 vs. Fiscal 1999 Results of Operations

Revenues and Cost of Products

Revenue for fiscal 2000 was $2,384,236, an increase of $1,722,005, or 260% from prior year. Fiscal 2000 revenues included $669,186 in external sales by Worldwide Collectibles, Inc. and $1,715,050 in external sales by Unique Images.  External sales refer to sales to third parties, excluding intercompany sales between Unique Images and Worldwide Collectibles, Inc. The increase in revenues was due to a full year of operations in fiscal 2000 compared to a partial year in fiscal 1999, and in the case of Unique Images, due to the addition of several new clients which increase its total sales volume.

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

General and administrative expenses (including marketing) were $1,067,712 in fiscal 2000 compared to $557,310 in fiscal 1999. Marketing expenses decreased by $12,457 or 10% to $113,552 in fiscal 2000 compared to $126,009 in fiscal 1999.  Professional and legal expenses increased by $101,856 or 65% to $258,819 in fiscal 2000 compared to $156,963 in fiscal 1999.  Facility expenses including utilities increased by $117,596 or 195% to $177,941 in fiscal 2000 compared to $60,345 in fiscal 1999.  Salaries and benefits of office personnel (including the costs of contributed salaries) increased by $272,776 or 198%, to $410,376 in fiscal 2000 compared to $137,600 in fiscal 1999.  Three (3) shareholders of the Company who provide services to the Company are currently not receiving salaries.  However, contributed salary expense has been recognized in the form of contributed capital.  In addition, the Company had a loss on disposal of assets of $24,125 in fiscal 2000.  The loss was attributed to the Company’s termination of its operating lease of the Unique Images facility.  All other expenses increased by $86,005 or 113% to $162,398 in fiscal 2000 compared to $76,393 in fiscal 1999. The changes in these expenses are largely attributable to the Company’s full year of operations as compared to a partial year in fiscal 1999, and the increased maturation of the Company’s operations.

Other Income (Expense)

Interest expense increased to $49,936 from $13,648 in fiscal 1999 as a result of additional borrowings of Worldwide Collectibles, Inc. and of Unique Images.  Included in interest expense is interest expense for loans from officers and directors of $28,209 for fiscal 2000 compared to $3,779 in fiscal 1999, an increase of $24,430 as a result of additional borrowings from officers and directors.  Interest income increased to $12,602 from $10,091 in fiscal 1999.  Other income increased to $9,529 from $2,314 in fiscal 1999. The changes in interest income and other income are attributable to the Company’s full year of operations as compared to a partial year in fiscal 1999.

Net Income (Loss)

The Net Loss was $549,635 or $.08 per share in fiscal 2000 compared to $349,551 or $.08 per share in fiscal 1999.  The change is the result of reasons described above.

Liquidity And Capital Resources.

Going Concern Matters - As discussed above, during the years ended December 31, 2001 and 2000, the Company incurred net losses of $953,870 and $549,635, respectively, and, as of December 31, 2001, the Company’s current liabilities exceeded its current assets by $298,806 and its total liabilities exceeded its total assets by $220,856.  At December 31, 2001, the Company had cash and cash equivalents of $23,605.

Beginning September 11, 2001, the United States was subject to various terrorist attacks.  The severity and length of the impact of these attacks on the economy, which had already shown signs of weakness, have directly affected the ability of the Company to achieve sales levels sufficient to cover operating costs.  The Company’s cash flows since September 2001 have been adversely impacted by operating losses incurred during the fourth quarter of 2001, a loss of three significant marketing venues utilizing television shopping channels, and the departures of several key marketing personnel.

The Company’s most significant sales period since inception has been the fourth quarter of each year and in particular, the shopping period between Thanksgiving and Christmas.  The adverse impact of general economic conditions and recent world events on the demand for the products and services of the Company have been significant.  Sales in the fourth quarter of 2001 were $201,000 compared to $835,000 in the fourth quarter of 2000.  Management believes that cash flow from operations will not be sufficient to allow the Company to continue in business on the same basis in 2002.

These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.  Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in Note 1 to the financial statements.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

As described in Note 7, the Company was unable to make scheduled debt payments on its bank line of credit in November of 2001.  On November 30, 2001, the Company’s Chairman of the Board and President each loaned the Company $125,000 to enable the Company to pay its note payable to a bank in the amount of $250,000.  The loans from the Company’s Chairman of the Board and President are secured by all of the Company's assets.  Notes payable to the Company’s Chairman of the Board and President now aggregate approximately $573,000 in principal and $76,000 in accrued interest and are due in 2002.

Cash decreased at the end of fiscal 2001 as compared to the end of fiscal 2000 by $123,815 primarily due to $74,591 used in operating activities.  The decrease was primarily a result of payments made to reduce accounts payable as well as increased expenses for sales commissions to a broker serving a new customer.

Since October 2001, management and the Board of Directors have explored various strategies including, but not limited to, potential divestitures, joint marketing ventures, a merger, a re-capitalization or other actions.  Management and the Board are unsure that any such plans and actions can be effectively implemented.  Management and the Board intend to continue to explore strategic alternatives for the Company and to continue Internet sales of the Company’s products, on a more limited basis, in order to provide cash flow to service the Company’s obligations to creditors. No assessment can be made of the likelihood that such plans and actions can be effectively implemented.  Ultimately, our continuation as a going concern will depend upon our ability to successfully market our products at a price sufficient to generate margin that will cover the related operating overhead and non-discretionary overhead.

During the first quarter of 2002, the Chairman and President have been pursuing several options for the Company in an effort to (1) dispose of the retail operations of the Company and sell or merge the publicly traded entity into another company, (2) monazite the inventory in manner that will maximize the cash flows of the Company in the shortest period of time, or (3) facilitate the secured lenders’ assumption of the Company’s assets and liabilities in satisfaction of the notes payable and cease operations.  The outcome of these actions is unknown at March 25, 2002.

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

Loans From Related Parties.

During fiscal 1999, the Company accepted notes totaling $200,000 from six employee shareholders in connection with the issuance of shares of the Company with principal and interest due July 31, 2004.  As of December 31, 2001 and 2000, and as a result of transactions described below, the balance remaining on the shareholder notes was $121,478 and $113,275 including accrued interest.  This amount was owed by three compensated employee shareholders.

Interest income from notes receivable from stockholders was $8,203, $8,863 and $3,412 in fiscal 2001, 2000 and 1999, respectively.

From August 1999 through November 2000, the Company leased certain office space, a production facility, and equipment from a related party. In November 2000, the Company terminated its office space and production facility leases with the related party and entered into a new office and production facility lease with an outside party. The office and production facility leases with the related party had been classified as operating leases. The rent expense incurred in connection with these leases during fiscal 2001, 2000 and 1999 was approximately $0, $101,750, and $32,000 respectively. The Company leased certain production equipment from a related party. This lease expired in August 2001. The office and production facility lease with an outside party expires in November 2003.

During fiscal 1999, the Company’s Chairman of the Board and the Company’s president each loaned the Company $50,000,  which bears interest at the rate of nine percent (9%) per annum and is due and payable in June 2002, as amended.  The Chairman also contributed approximately $34,000 of inventory in exchange for a note in fiscal 1999.  During fiscal 1999, the Company’s Chairman exchanged $67,778 of his notes payable, including accrued interest, for the same amount of the note receivable from stockholders arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $16,021, due on March 1, 2001.  During fiscal 1999, the Company’s President exchanged $33,889 of his note payable, including accrued interest, for the same amount of notes receivable arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $17,116, due in June 2002, as amended.

During fiscal 2000, the Company’s Chairman of the Board and the Company’s President loaned the Company $150,000 and $100,000, respectively.  Each of these loans bears interest at the rate of eight percent (8%) per annum and is due and payable in June 2002, as amended.

During fiscal 2000, the Company’s Chairman of the Board advanced $405,514 to the Company for purchases of inventory by the wholesale segment of the Company.  The advances bear interest at the rate of ten percent (10%) per annum and are secured by the inventory and must be repaid with proceeds from the sale of the inventory purchased with the advances.  The Company repaid $33,865 and $31,468 of the advances in fiscal 2001 and 2000, respectively.  In the fourth quarter of 2001, the Company returned $299,810 of the inventory at cost and reduced the loan by this amount and left a remaining balance of $40,371 that is currently due and payable.

On November 30, 2001, the Company’s Chairman of the Board and President each loaned the Company $125,000 to enable the Company to pay its note payable to a bank in the amount of $250,000.  The loans from the Company’s Chairman of the Board and President bear interest at ten percent (10%), are secured by all of the Company's assets, and are due and payable December 31, 2002.  Notes payable to the Company’s Chairman of the Board and President now aggregate approximately $573,300 in principal amount and $76,000 in accrued interest and are due in 2002.

Interest expense incurred in connection with loans from stockholders was $62,000, $28,568 and $3,779 in fiscal 2001, 2000 and 1999, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s financial statements requires that the Company’s management adopt accounting policies and make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses.  Management periodically evaluates its policies, estimates and assumptions related to, among others: asset impairment, revenue recognition and credit losses and inventory obsolescence.  The Company’s management bases its estimates on historical experience and expectations of the future.  Future actual results will likely differ from these estimates.

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company’s consolidated financial statements:

Revenue Recognition and Credit Losses

The Company generally records its revenue on retail and wholesale sales when products are shipped and the collectibility of revenue is likely.  Management evaluates the collectibility based upon periodic credit evaluations of wholesale customers.  The Company maintains a provision for estimated credit losses based on historical experience and specific customer collection issues.  Any unforeseen change in customer liquidity or financial condition could adversely affect the collectibility of that account and the Company’s operating results.  Allowances are adjusted when circumstances or facts cause management to believe that the likelihood of collection is unfavorable.

Inventory Obsolescence

The Company values its inventory at the lower of cost or market and estimates a reserve for obsolescence.  Significant adverse changes in demand for the Company’s products could affect the valuation of inventory and could result in actual obsolescence charges that differ from estimates.  Additionally, such changes in product demand could require changes to the Company’s production schedule and thereby reduce the amount of manufacturing labor and overhead absorbed into product cost, adversely affecting operating results.

Recently Adopted Accounting Standards

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivatives” effective January 1, 2001.  The adoption had no effect on the financial statements or results of operations as the Company had no such derivatives.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company wrote off its remaining goodwill balance in 2001 due to impairment.  The adoption of SFAS 142 is not expected to further impact the Company’s financial position and results of operations.

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in June of 2001.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to all entities.  It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its financial position and results of operations.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August of 2001.  This Statement address financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that opinion).  This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

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

As of December 31, 2001, the Company had $573,303 in borrowings.  The borrowings are related party loans from officers and directors which, by their nature, are not subject to interest rate fluctuations.

Item 8.    Financial Statements and Supplementary Data

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended December 31, 2001 Deficiency and 2000 and for the period from March 2, 1999 (Date of Inception) through December 31, 1999

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2001 and 2000 and for the period from March 2, 1999 (Date of Inception) through December 31, 1999

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from March 2, 1999 (Date of Inception) through December 31, 1999

Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

americabilia.com, Inc.

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of americabilia.com, Inc. and Subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended and for the period from March 2, 1999 (date of inception) through December 31, 1999.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended and for the period from March 2, 1999 (date of inception) through December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2001 consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, negative working capital, and stockholders’ deficiency raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada

March 25, 2002

americabilia.com, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

ASSETS	2001	2000
CURRENT ASSETS:
Cash and cash equivalents	$23,605	$147,420
Accounts receivable, net	137,773	430,984
Inventories	251,202	913,468
Prepaid expenses and deposits	21,026	5,801

Total current assets	433,606	1,497,673

PROPERTY AND EQUIPMENT, Net	77,950	120,992

GOODWILL, Net		221,619

OTHER ASSETS		11,444

TOTAL	$511,556	$1,851,728

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$82,695	$181,829
Notes payable to bank		250,000
Accrued interest-related party	76,414	19,245
Current portion of loans from stockholders	573,303	32,933
Current portion of lease obligations		8,416

Total current liabilities	732,412	492,423

LOANS FROM STOCKHOLDERS, Less current portion		624,250

LEASE OBLIGATIONS, Less current portion		3,838

Total liabilities	732,412	1,120,511

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, $0.001 par value; authorized, 50,000,000 shares;
6,669,192 shares issued and outstanding	6,670	6,670
Additional paid-in capital	1,747,008	1,737,008
Notes receivable and accrued interest from stockholders for stock	(121,478)	(113,275)
Accumulated deficit	(1,853,056)	(899,186)

Total stockholders’ (deficiency) equity	(220,856)	731,217

TOTAL	$511,556	$1,851,728

See accompanying notes to consolidated financial statements.

americabilia.com, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM

MARCH 2, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999

	Year Ended December 31,		Period from March 2, 1999 to December 31,
	2001	2000	1999
REVENUES:
Retail/wholesale	$1,873,324	$2,384,236	$662,231
Cost of sales	1,558,700	1,719,698	415,330

Gross profit	314,624	664,538	246,901

OPERATING EXPENSES:
General and administrative expenses	843,055	954,160	431,301
Marketing expenses	88,090	113,552	126,009
Depreciation and amortization	79,556	94,531	34,368
Asset impairment, goodwill	176,287
Asset impairment, fixed assets	11,717
Loss on disposal of assets		24,125
Organization costs			34,532

Total operating expenses	1,198,705	1,186,368	626,210

LOSS FROM OPERATIONS	(884,081)	(521,830)	(379,309)

OTHER (EXPENSE) INCOME:
Interest income	8,783	12,602	10,091
Interest expense	(83,042)	(49,936)	(13,648)
Other	4,470	9,529	2,314

Total other expense	(69,789)	(27,805)	(1,243)

LOSS BEFORE INCOME TAXES	(953,870)	(549,635)	(380,552)

BENEFIT FOR INCOME TAXES -
Deferred tax benefit			31,001

NET LOSS	$(953,870)	$(549,635)	$(349,551)

EARNINGS PER SHARE:
Basic and diluted -
Net loss	$(953,870)	$(549,635)	$(349,551)

Weighted-average common shares outstanding	6,669,192	6,656,815	4,172,576

Loss per share	$(0.14)	$(0.08)	$(0.08)

See accompanying notes to consolidated financial statements.

americabilia.com, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIENCY) EQUITY

YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM

MARCH 2, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999

	Common Stock		Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Deficit	Total
	Shares	Amount
BALANCE, MARCH 2, 1999

(Date of inception)	—	$—	$—	$—	$—	$—

Proceeds from issuance to original investors	5,000,000	5,000	495,000	(200,000)		300,000

Proceeds from private placement	1,000,000	1,000	989,178			990,178

Stock issued in connection with acquisition	100,000	100	99,900			100,000

Stock options exercised	15,000	15	14,985			15,000

Effect of a reverse merger accounted for as a recapitalization	537,692	538	(538)

Interest income from notes receivable from stockholders				(3,412)		(3,412)

Contributed services of officers and employees			39,000			39,000

Loans payable to officers exchanged for stockholder loans				99,000		99,000

Net loss					(349,551)	(349,551)

BALANCE, DECEMBER 31, 1999	6,652,692	6,653	1,637,525	(104,412)	(349,551)	1,190,215

Proceeds from private placement	16,500	17	49,483			49,500

Interest income from notes receivable from stockholders				(8,863)		(8,863)

Contributed services of officers and employees			50,000			50,000

Net loss					(549,635)	(549,635)

BALANCE, DECEMBER 31, 2000	6,669,192	6,670	1,737,008	(113,275)	(899,186)	731,217

Interest income from notes receivable from stockholders				(8,203)		(8,203)

Contributed services of officers			10,000			10,000

Net loss					(953,870)	(953,870)

BALANCE, DECEMBER 31, 2001	6,669,192	$6,670	$1,747,008	$(121,478)	$(1,853,056)	$(220,856)

See accompanying notes to consolidated financial statements.

americabilia.com, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001 AND 2000 AND THE PERIOD FROM

MARCH 2, 1999 (DATE OF INCEPTION) TO DECEMBER 31, 1999

	Year Ended December 31,		Period from March 2, 1999 to December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(953,870)	$(549,635)	$(349,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,556	94,531	34,368
Loss on disposal of assets		24,125
Provision for bad debts	(6,429)	729	(150)
Contributed services of officers and employees	10,000	50,000	39,000
Interest on notes receivable from shareholders	(8,203)	(8,863)	(3,412)
Deferred income taxes			(7,600)
Valuation allowance, inventory	78,517
Asset impairment, goodwill	176,287
Asset impairment, fixed assets	11,717
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Decrease (increase) in trade accounts receivable	299,640	(195,130)	(10,511)
Decrease (increase) in inventories	283,940	(467,020)	(410,768)
Decrease (increase) in prepaid assets and deposits	(15,225)	17,995	(8,447)
Decrease (increase) in other assets	11,444	(12,813)	24,875
(Decrease) increase in trade accounts payable and accrued expenses	(99,134)	(39,991)	152,244
Increase (decrease) in accrued interest-related party	57,169	16,643
Decrease in other liabilities		(3,549)	(20,100)

Net cash used in operating activities	(74,591)	(1,072,978)	(560,052)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(2,900)	(24,807)	(103,998)
Acquisition of business, net of cash acquired			(394,434)

Net cash used in investing activities	(2,900)	(24,807)	(498,432)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
(Payment) proceeds on notes payable to bank	(250,000)	250,000
Repayment of loan and lease obligations	(12,254)	(8,960)	(26,979)
Payment on shareholders loans	(34,070)
Proceeds from loans from stockholders	250,000	654,143	100,000
Change in note receivables from stockholders, net		(22,605)
Common stock issued		49,500	1,308,590

Net cash (used in) provided by financing activities	(46,324)	922,078	1,381,611

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(123,815)	(175,707)	323,127

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	147,420	323,127	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	$23,605	$147,420	$323,127

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION - Cash paid during the year for:
Interest	$20,669	$34,735	$12,842

Taxes		$3,700

EXCHANGE OF INVENTORY AS SETTLEMENT OF SECURED SHAREHOLDER NOTE PAYABLE	$299,810

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Stock issued for notes receivable			$104,412
Inventory acquired through loan to stockholder			34,506
The Company purchased all of the capital stock of Unique Images, Inc. for $500,000. In conjunction with the acquisition, liabilities were assumed as follows:
Fair value of assets acquired through purchase of Unique Images, Inc.			$586,128
Cash paid for capital stock			(400,000)

Liabilities assumed through purchase of Unique Images, Inc.			$186,128

See accompanying notes to consolidated financial statements.

americabilia.com, inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern Matters - The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, during the years ended December 31, 2001 and 2000, the Company incurred net losses of $953,870 and $549,635, respectively, and, as of December 31, 2001, the Company’s current liabilities exceeded its current assets by $298,806 and its total liabilities exceeded its total assets by $220,856.  At December 31, 2001, the Company had cash and cash equivalents of $23,605.  The Company’s cash flows since September 2001 have been adversely impacted by operating losses incurred during the fourth quarter of 2001, a loss of three significant marketing venues utilizing television shopping channels, and the departures of several key marketing personnel.  Effective December 19, 2001, the President of the Company’s operating subsidiary, Worldwide Collectibles, who was also a director of the Company, resigned.  Following the President’s resignation, many of the Company’s remaining employees also resigned.  The Company’s President, agreed to assume the responsibilities of the vacated position on an interim basis.  The Company’s President had previously served in the position through August 1999.  In addition, several founding shareholders of the Company who previously provided sales and administrative services to the Company without charge have agreed to do so once again.

The Company’s most significant sales period since inception has been the fourth quarter of each year and in particular, the shopping period between Thanksgiving and Christmas.  The adverse impact of general economic conditions and recent world events on the demand for the products and services of the Company have been significant.  Sales in the fourth quarter of 2001 were $201,000 compared to $835,000 in the fourth quarter of 2000.  Management believes that cash flows from operations will not be sufficient to allow the Company to continue in business on the same basis in 2002.  These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

Since September of 2001, management and the Board of Directors have been pursuing several options for the Company in an effort to (1) raise additional capital, (2) spin off the retail operations of the Company and sell or merge the publicly traded shell into another viable company, (3) monatize the inventory in manner that will maximize the cash flows of the Company in the shortest period of time, or (4) assume the assets and liabilities in exchange for the Notes Payable and cease operations.  The outcome of these actions is unknown.

Since October 2001, management has explored various strategies including, but not limited to, potential divestitures, joint marketing ventures, a merger, a re-capitalization or other actions.  Management is unsure that any such plans and actions can be effectively implemented.  Management intends to continue to explore strategic alternatives for the Company and to continue Internet sales of the Company’s products, on a more limited basis, in order to provide cash flow to service the Company’s obligations to creditors.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  As described in Note 7, the Company was unable to make scheduled debt payments on its bank line of credit in November of 2001.  On November 30, 2001, the Company’s Chairman of the Board and President each loaned the Company $125,000 to enable the Company to pay its notes payable to a bank in the amount of $250,000.  The loans from the Company’s Chairman of the Board and President are secured by all of the Company's assets.  Notes payable to the Company’s Chairman of the Board and President now aggregate approximately $573,300 in principal and $76,000 in accrued interest and are due in 2002.  The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.  Management is continuing its efforts to obtain additional funds so that the Company can meet its obligations and sustain operations from sources that are described in Note 13 to the consolidated financial statements.

Description of Business - americabilia.com, Inc., a Florida corporation (the “Company”), is engaged in direct Internet merchandising and wholesale distribution of American-themed collectibles, gifts, and memorabilia.  The Company manufactures and assembles its own products and also purchases products from a number of sources.  The Company’s products are marketed on an Internet shopping site, www.americabilia.com.  The Company strives to offer its customers a broad selection of products, a convenient shopping experience, and competitive pricing.  The Company commenced with organizational and operational activities on March 2, 1999 in Nevada as americabilia.com Nevada.

On August 11, 1999, the Company acquired the outstanding capital stock of Veltre Enterprises, Inc. dba Unique Images, Inc. (“Unique Images”).  Unique Images designs and manufactures Hollywood and sports memorabilia for fine art and memorabilia galleries.  Unique Images also provides high-volume and custom picture framing services.  Unique Images uses computerized joiner and mat cutting equipment.  The purchase price paid for Unique Images consisted of (i) $200,000 in cash, (ii) a Promissory Note in the original principal amount of $200,000, and (iii) 100,000 shares of the Rule 506 common stock of americabilia.com Nevada.  The stock was issued at its fair value on issue date of $1.00 per share or $100,000 in total.  The Promissory Note was paid in full in November 1999.

The Company was organized under the laws of the State of Florida on August 22, 1989 under the name First Zurich Investments, Inc.  On November 15, 1996, the Company changed its name to Terra International Pharmaceuticals, Inc.  On September 7, 1999, the Company conducted a recapitalization through the merger of americabilia.com Nevada with and into Worldwide Collectibles, Inc., a Nevada corporation and a wholly owned subsidiary of the Company formed for the purpose of the merger.  Pursuant to an Agreement of Merger, dated September 14, 1999, each of the former stockholders of americabilia.com Nevada received one (1) share of the Company’s common stock, $.001 par value per share, in exchange for their shares of americabilia.com Nevada.  As a result of the acquisition, a total of 6,115,000 shares of Rule 506 common stock were issued to the former stockholders of americabilia.com Nevada.  Prior to its acquisition of americabilia.com Nevada, the Company did not have any operations.  For accounting purposes, the acquisition has been treated as a recapitalization of americabilia.com, with americabilia.com as the acquirer (reverse merger).  As a result of this transaction, the Company became a publicly traded company.

The recapitalization was accounted for by adjusting common stock by $537 for the 537,692 shares of common stock held by the stockholders at the time that the entity was known as Terra International Pharmaceuticals, Inc. (“Terra”) and by decreasing paid-in capital by an amount equal to the par value of the 537,692 shares because the net assets of Terra totaled $0.  Prior to the reverse merger, Terra had no operations.  The companies involved in the recapitalization included Terra, Terra’s wholly owned subsidiary, Worldwide Collectibles, and americabilia.com Nevada (the predecessor of Worldwide Collectibles).

In January 2001, the Company merged Unique Images into Worldwide Collectibles.  There was no accounting impact from this merger.

During the years ended December 31, 2001 and 2000, certain stockholders provided services for the Company.  The accompanying financial statements for the years ended December 31, 2001 and 2000 include contributions to capital representing estimates of compensation costs for services rendered to the Company by the executive officers of the Company upon commencement of sales.  These contributions, which amounted to $10,000, $50,000 and $39,000 for the years ended December 31, 2001 and 2000, and for the period from March 2, 1999 through December 31, 1999, respectively, were based on management’s estimate of time expended on the Company’s behalf by the executive officers.  Such contributions have been accounted for with charges to operations and with credits net of tax effects in like amounts to paid-in capital.

The Company has not yet determined the amount or timing of the payment of salaries to certain of its executive personnel and will do so at the discretion of its officers and directors.  The Company will continue to estimate and record compensation costs for services rendered by executive officers as circumstances warrant.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and its subsidiaries.  All material intercompany transactions and accounts have been eliminated in consolidation.  Results of operations of the acquisition of Unique Images, as described in Note 3, accounted for using the purchase method, are included from its date of acquisition.  The period from March 2, 1999 through December 31, 1999 is herein referred to as “fiscal 1999” while the period from January 1, 2000 through December 31, 2000 is referred to herein as “fiscal 2000.”  The period from January 1, 2001 through December 31, 2001 is referred to as “fiscal 2001”.  The financial statements do not include any adjustments that might result from the outcome of the Company’s ability to continue as a going concern.

Cash and Cash Equivalents - Cash and cash equivalents are defined as highly liquid investments with original maturities of three months or less and, at December 31, 2001 and 2000, consist of amounts held as bank deposits.

Accounts Receivable - The Company’s accounts receivable principally result from credit sales to third–party wholesale customers.  Allowances for doubtful accounts are made when management believes that accounts are uncollectible. Allowances were $12,464 and $6,764 at December 31, 2001 and 2000, respectively.

Inventories - Inventories, consisting primarily of framed celebrity-autographed memorabilia pictures and collectibles, are valued at the lower of cost or market (replacement or net realizable value).  Cost is determined using the first-in, first-out (FIFO) method for both raw materials and finished goods.  The Company offers both framed memorabilia which it manufactures and products which it acquires from suppliers. Allowances were $78,517 and $0 at December 31, 2001 and 2000, respectively.

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

Goodwill - The excess of cost over the fair value of net assets of purchased companies (goodwill) was being amortized by the straight-line method over five years.  As of December 31, 2000, unamortized goodwill was $221,619, net of accumulated amortization of $80,589, respectively.

In connection with the decline in revenues following the events of September 11, 2001 and the general decline in the economy, the Company re-evaluated the recoverability of the goodwill associated with the purchase of Unique Images, Inc. in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and determined that the carrying value of the goodwill was impaired and, accordingly, wrote the goodwill down to its net realizable value of $0 at September 31, 2001.

Retail and Wholesale Revenues - Retail revenues are recognized when product is shipped.  Payment is received prior to shipment of product.  Revenues are shown net of returns.  The Company estimates the amounts of returns and refunds each month.  Due to the shipping methods used by the Company, customers typically receive their product within one week after order placement.

Estimated returns and refunds are recognized in the same period as sales.  The Company recorded returns of $0, $24,000 and $1,600 in fiscal 2001, 2000 and 1999, respectively, which approximated actual returns.  The Company’s refund and return policy is generally a “no questions asked” policy for 30 days after the sale provided that the product is returned in “like new” condition in its original packaging box with the customer’s receipt.

The Company has arrangements with a number of its suppliers to send certain larger products directly to customers.  The Company recognizes revenue from the sale of these products when the products are shipped.  Payment is received prior to shipment of the products.  The title to these goods and the risks of ownership transfer to the Company upon shipment by the supplier.  These products are manufactured by third parties, sold by the supplier to the Company, and shipped by the supplier upon the Company’s request as a result of sales orders placed by customers.

Wholesale revenues are recognized when goods are shipped.  The Company records prepayments for goods as deferred revenue until the goods are shipped.  Such prepayments are generally the result of deposits on larger wholesale orders.  At December 31, 2001 and 2000, there was no deferred revenue.

Cost of Sales - Cost of sales includes cost of the product plus associated freight costs to acquire and ship the product.  Cost of sales also includes direct labor and related payroll benefits associated with the manufacturing (for wholesale products), stocking, packaging, and shipping of products.  Agent or commission fees for the sales of products are included in cost of sales.  The Company paid commission fees of $148,223 and $18,485 for the years ended December 31, 2001 and 2000, respectively. No agent or commission fees were paid for the period ended December 31, 1999.

Advertising and Promotional Costs - All advertising and promotional costs associated with advertising and promoting the Company’s lines of business are expensed in the period incurred.

Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the carrying value of long-lived assets, including associated intangibles, may be impaired, an evaluation of recoverability is performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if a write-down to market value or discounted cash flow is required.  As a result of analysis conducted by the Company, goodwill was written down by $176,287 and fixed assets were written down by $11,717 in fiscal 2001.  As of December 31, 2000, no further adjustments or write-downs were required.

Fair Value of Financial Instruments - The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximated their fair values because of the short maturity of these instruments.  The fair value of the Company’s notes payable and long-term debt is estimated based on quoted market prices for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities.  At December 31, 2001 and 2000, the aggregate fair value of the Company’s notes payable and long-term debt approximated their carrying value.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes.”  Under the asset and liability method with SFAS No. 109, deferred income taxes are required for the expected tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities.  Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income per Share - Basic earnings per share (“EPS”) are computed by dividing the net income available to common stockholders by the weighted average of common shares outstanding during the period.  Dilutive earnings per share are not presented for the fiscal years presented.  When applicable, the Company’s diluted EPS will include the dilutive effect of potential stock options and certain warrant exercises, calculated using the treasury stock method.  At December 31, 2001, 2000 and 1999, the Company had potentially dilutive options outstanding of 0, 162,500 and 5,000 shares, respectively.

Stock-Based Compensation - SFAS No. 123 provides companies with a choice to follow the provisions of SFAS No. 123 in determination of stock-based compensation expense or to continue with the provisions of the Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”  The Company continues to follow APB No. 25 and will provide pro forma disclosure as required by SFAS No. 123 in the notes to the consolidated financial statements.

Recently Adopted Accounting Standards - The FASB issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000.  This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives.  The Company adopted SEAS No. 133 in the quarter ended March 31, 2001.  The adoption of this SEAS 133 had no impact on the Company or the Company's consolidated financial statements.

Recently Issued Accounting Standards - In July 2001, the FASB issued SFAS No. 141, “Business Combinations.”  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling–of–interests method.  The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which is effective January 1, 2002.  SFAS 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company wrote off its remaining goodwill balance in 2001 due to impairment.  The adoption of SFAS 142 is not expected to further impact the Company’s financial position and results of operations.

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in June of 2001.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long–lived assets and the associated asset retirement costs.  This Statement applies to all entities.  It applies to legal obligations associated with the retirement of long–lived assets that result from the acquisition, construction, development and (or) the normal operation of a long–lived asset, except for certain obligations of lessees.  This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.  The Company does not believe that the adoption of SFAS No. 143 will have a material impact on its financial position and results of operations.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets,” in August of 2001.  This Statement address financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that opinion).  This Statement also amends ARB No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

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

Regarding retail accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company’s customer base.  Regarding wholesale accounts receivable, the Company performs certain credit evaluation procedures and does not require collateral.  The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of customers, establishes an allowance for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

Changes in the allowance for doubtful accounts for fiscal 2001 and fiscal 2000 consist of the following:

	2001	2000
Beginning balance	$6,035	$6,764
Change in allowances	6,429	(729)

Ending balance	$12,464	$6,035

3.             BUSINESS COMBINATIONS

On August 11, 1999, the Company acquired the outstanding capital stock of Veltre Enterprises, Inc. dba Unique Images.  The purchase price paid for Unique Images consisted of (i) $200,000 in cash and $200,000 by delivery of a Promissory Note and (ii) 100,000 shares of common stock of the Company.  The Promissory Note was paid in full in November 1999.  As part of the purchase, the Company entered into leases with Mr. Keith Veltre and his affiliates for the premises being used in Unique Images’ business operations and certain business equipment.  The transaction was recorded as a purchase.  The resulting goodwill of $302,208 was being amortized over five years.  However, during 2001, the Company determined that goodwill was impaired and charged off the unamortized balance of $176,287.

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

The following unaudited pro forma information has been prepared assuming Unique Images had been acquired as of the beginning of the period presented and as if Unique Images were the predecessor company.  The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of those dates.  In addition, the pro forma information is not intended to be a projection of futures results and does not reflect synergies expected to result from the integration of Unique Images and the Company’s operations.  Terra had no operations for the period, and, accordingly, no separate disclosure is presented.

Pro forma information (unaudited), for the period from January 1, 1999 through December 31, 1999, is as follows:

Sales and other income	$1,350,578

Net loss from operations	$(286,880)

Loss per share from continuing operations	$(0.07)

4.             INVENTORIES

The components of inventories at December 31 are as follows:

	2001	2000
Memorabilia and collectibles	$178,528	$304,062
Wholesale materials	151,191	609,406
Valuation allowances	(78,517)	—

Total	$251,202	$913,468

As a result of weak sales in November and December of 2001, the Company began evaluating the cost assigned to the wholesale and retail inventory.  In November and December of 2001, the Company wrote down and recognized valuation allowances of $58,000 and $78,000, respectively, on the inventory.  Such allowances have been recorded in costs of sales.  Although management believes that its allowance is adequate at December 31, 2001, further allowances may be necessary if future events indicate further impairment on the market value of the inventory.

5.             PROPERTY AND EQUIPMENT

The components of property and equipment at December 31 are as follows:

	2001	2000
Machinery and equipment	$51,078	$63,078
Vehicles	4,500	4,500
Office furniture and equipment	93,210	99,307

	148,788	166,885
Less accumulated depreciation and amortization	70,838	45,893

Total	$77,950	$120,992

6.             ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following at December 31:

	2001	2000
Accounts payable and accrued expenses	$ 81,795	$ 165,361
Payroll and related costs (including commissions)	900	16,468

Total	$ 82,695	$ 181,829

7.             LONG-TERM DEBT

Long-term debt consists of the following at December 31:

	2001	2000
Notes payable to related parties (Company stockholders), due in June 2002, unsecured (Note 12)	$323,303	$657,183
Notes payable to related parties (Company stockholders), due in December 2002, secured (Note 12)	250,000
Capitalized lease obligations with interest at 9.569% and 13.376%, collateralized by certain manufacturing equipment		12,254

Variable rate bank loan with interest at 10.5%, due and repaid in December 2001		250,000

Other

Total debt	573,303	919,437
Less current portion	(573,303)	291,349

Long-term debt	$—	$628,088

During the fourth quarter of 2001, the Company was unable to make required debt payments on the variable rate bank loan.  The Company Chairman and the Company President each loaned the Company $125,000, bearing interest at 10% and due December 31, 2002.  The proceeds were used to pay the bank loan in its entirety.  In consideration for making these loans, all assets of the Company were pledged as collateral to the Chairman and President.

8.             LEASES

The Company leases office space, warehouse, and equipment.  In November 2000, the Company terminated its two office space and production facility leases and entered into a new office space and warehouse lease in order to consolidate operations.  The new lease is renewable and provides for the payment of real estate taxes and certain other occupancy expenses.  Rent expense was $125,957, $135,859 and $58,570 in fiscal 2001, 2000 and 1999, respectively.  See Note 12 regarding the lease on the building for Unique Images.

Property and equipment at December 31 include the following amounts for capitalized leases:

	2001	2000	1999
Machinery and equipment		$25,251	$25,251
Less allowance for depreciation		7,373	2,323

	—	$17,878	$22,928

9.             STOCKHOLDERS’ EQUITY/DEFICIENCY

Common Stock - Beginning in June 1999 and through July 15, 1999, the Company issued 5,000,000 common shares valued at $.10 per share or $500,000 to the original investors of the Company.

2,000,000 of the shares were issued through acceptance of $200,000 of notes receivable.  The stock was restricted from trading for a period of one years after issuance.

During August and September 1999, the Company issued 1,000,000 shares at $1.00 per share of its authorized but unissued common stock in a private placement.  The proceeds from the sale of stock, net of issuance costs of $9,822, totaled $990,178.  The stock was restricted from trading for a period of one years after issuance.

In October 2000, the Company issued units consisting of 16,500 shares at $3.00 per share of its authorized but unissued common stock in a private placement.  The subscription also issued 8,250 warrants to purchase stock at $4.50 per share through April 30, 2001.  The proceeds from the sale of stock totaled $49,500.  The stock was restricted from trading for a period of one years after issuance.

Notes Receivable from Stockholders - In June 1999, the Company accepted notes totaling $200,000 from six stockholders, in connection with the issuance of 2,000,000 shares of stock.  The stock was restricted from trading for a period of one years after the dates of issuance or payment in full of the note.  The notes as amended bear interest at eight percent per annum with principal and interest due July 31, 2004 (see Note 12).

One of the six stockholders with loans to the Company is no longer employed.  The Company intends to present notice of payment for $25,000 plus accrued interest of $5,370.  If not paid within sixty days, the shares of stock will be cancelled.  The Company may make demand for payment on the remaining $100,000 of notes receivable in the next 90 days.  The cancellation of such notes would have no effect on the Company’s results of operations because the receivables are recorded as an offset to stockholders’ equity.

Stock Options - During fiscal 1999, the Company’s Board of Directors adopted a stock option plan for certain employees (“Optionees”) whereby Optionees are granted the right to purchase shares of the Company’s common stock at the market price when the options are issued.  The options generally vest immediately and expire one years after grant.  The stock issued from the exercise of options is restricted from trading for a period of one years after issuance.

Transactions and other information relating to the plan for fiscal 2001 and fiscal 2000 are summarized as follows:

	Stock Options
	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	5,000	$1.00

Granted	162,500	3.73
Exercised
Forfeited	(5,000)	1.00

Outstanding at December 31, 2000	162,500	3.73

Forfeited	(162,500)	3.73

Outstanding at December 31, 2001	0

The exercise prices of the stock options discussed below were at the fair market value of the common stock on the date the options were granted.  In addition, the stock is restricted from trading for a period of one years after issuance:

On August 11, 1999, the Company issued options to purchase 15,000 shares at $1.00 per share to three employees of the Company’s subsidiary, Unique Images.

On August 12, 1999, the Company issued options to purchase 5,000 shares at $1.00 per share to an employee of the Company.

On September 28, 2000, the Company issued options to purchase 137,500 shares at $4.00 per share to several employees of the Company.

On December 12, 2000, the Company issued options to purchase 25,000 shares at $2.25 per share to several employees of the Company.

For purposes of the following pro forma disclosures, the weighted-average fair value of each option has been estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2000:  no dividend yield; volatility of 115 percent; risk-free interest rate of 5.34 percent; and an expected term of one year.  The weighted–average Black–Scholes value of options granted for the years ended December 31, 2000 and 1999 was $1.13 and $.12 per option, respectively.  Had compensation cost for the Company’s fixed stock-based compensation plan been determined based on the fair value at the grant dates for awards under this plan consistent with the method of SFAS No. 123, the Company’s pro forma net loss and pro forma net loss per share would have been as indicated below:

	Year Ended 2000	Period from March 2, 1999 (Inception) through December 31, 1999
Net loss:
As reported	$(549,635)	$(349,551)

Pro forma	$(668,864)	$(350,771)

Basic loss per share:
As reported	$(0.08)	$(0.08)

Pro forma	$(0.10)	$(0.08)

Diluted loss per share:
As reported	$(0.08)	$(0.08)

Pro forma	$(0.10)	$(0.08)

10.          INCOME TAXES

The effective tax rate varies from the U.S. federal statutory tax rate for the periods ended December 31, principally due to the following:

	2001	2000	1999
U.S. federal statutory tax rate	(34.0)%	(34.0)%	(34.0)%
Valuation allowance for deferred taxes	34.00	26.51	25.20
All other		7.49	.80

Effective tax rate	0.0%	0.0%	(8.0)%

The differences between the benefit (provision) for income taxes at the U.S. statutory rate and the Company’s effective rate for the period ended December 31 are summarized as follows:

	2001	2000	1999
Expected benefit for income taxes	$(333,855)	$(186,876)	$(100,662)
Valuation allowance for deferred taxes	333,855	145,695	9,156
Non-deductible items		41,181	6,850
Other			(27,345)

Provision (benefit) for income taxes	$—	$—	$(31,100)

The benefits for taxes for the periods ended December 31, consist of:

	2001	2000	1999
Current benefit	$—	$—	$31,100
Deferred benefit

Benefit for income taxes	$—	$—	$31,100

The tax effects of items comprising the Company’s net deferred tax asset consist of the following at December 31:

	2001	2000	1999
Deferred tax liability -
Difference between book and tax depreciable property	$(12,167)	$(12,408)	$(8,112)

Deferred tax assets:
Net operating loss carryforwards	582,273	248,418	98,268
Miscellaneous accruals	—	2,051	—
Valuation allowance	(570,106)	(238,061)	(90,156)

Net deferred tax assets	$—	$—	$—

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  A valuation allowance has been established on the computed deferred tax asset at December 31, 2001 and 2000 due to the uncertainties associated with realizing such assets in the future.

The accompanying financial statements do not include a provision for state income tax as the Company’s income is earned in Nevada, which does not have a corporate income tax.

11.          COMMITMENTS AND CONTINGENCIES

Leases - The following is a schedule of future minimum lease payments under operating leases, including those with related parties as more fully described in Note 12, that have initial or remaining noncancelable lease terms in excess of one years at December 31, 2001 and 2000.

2002	$151,866
2003	114,919

$266,785

The Company has begun discussions with the lessor of the building for the offices and warehouse of the operations to determine if the lease may be cancelled or transferred and what costs would be associated with such amendments to the lease.  No determination has been reached regarding the costs associated with such changes, or the lessor’s willingness to consider such changes.

Employment Contracts - The Company has no employment contracts requiring compensation with any of its executive officers other than the president of Unique Images.  The contract was for five years beginning September 1999 and provides for compensation of $6,500 per month.  In connection with the president’s resignation in 2001, he forfeited his rights to further compensation in accordance with the terms of the agreement.

Contingencies - A shareholder has filed a complaint in the District Court of Clark County, Nevada against the Company, the Company’s Chairman of the Board, the Company’s Treasurer, and others claiming, among other things, that his investment of $60,000 in the Company was induced by representations made to him by the Chairman concerning the Chairman’s “track record” and anticipated profits from the investment.  Entities owned by the Chairman had previously brought an action to recover $1,335,000 plus interest from the shareholder, and others, based upon an unrelated transaction.  The complaint filed by the shareholder appears to be a retaliatory action.  The Company believes that the shareholder’s complaint is without merit.

There are no other material pending legal proceedings to which the Company or the property of the Company is subject.  In addition, no other such proceedings are known to be contemplated against the Company.

12.          RELATED PARTY TRANSACTIONS

During fiscal 1999, the Company accepted notes totaling $200,000 from six employee shareholders in connection with the issuance of shares of the Company with principal and interest due July 31, 2004.  As of December 31, 2001 and 2000, and as a result of transactions described below, the balance remaining on the shareholder notes was $121,478 and $113,275, including accrued interest.  This amount was owed by three compensated employee shareholders.

Interest income from notes receivable from stockholders was $8,203, $8,863 and $3,412 in fiscal 2001, 2000 and 1999, respectively.

From August 1999 through November 2000, the Company leased certain office space, a production facility, and equipment from a related party.  In November 2000, the Company terminated its office space and production facility leases with the related party and entered into a new office and production facility lease with an outside party.  The office and production facility leases with the related party had been classified as operating leases.  The rent expense incurred in connection with these leases during fiscal 2001, 2000 and 1999 was approximately $0, $101,750, and $32,000, respectively.  The Company leased certain production equipment from a related party.  This lease expired in August 2001.  The office and production facility lease with an outside party expires in November 2003.

During fiscal 1999, the Company’s Chairman of the Board and the Company’s President each loaned the Company $50,000, which bears interest at a rate of nine percent (9%) per annum and is due and payable on March 1, 2002. Maturity was extended to June 2002 during fiscal 2001. The chairman also contributed approximately $34,000 of inventory in exchange for a note in fiscal 1999.  During November 1999, the Company’s Chairman exchanged $67,778 of his notes payable, including accrued interest, for the same amount of the note receivable from stockholders arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $16,021, due on March 1, 2001. Maturity was extended to June 2002 during fiscal 2001. During fiscal 1999, the Company’s President exchanged $33,889 of his note payable, including accrued interest, for the same amount of notes receivable arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $17,116, due March 1, 2001. Maturity was extended to June 2002 during fiscal 2001.

During fiscal 2000, the Company’s Chairman of the Board and the Company’s President loaned the Company $150,000 and $100,000, respectively.  Each of these loans bears interest at the rate of eight percent (8%) per annum and are due and payable in March 2002. Maturity was extended to June 2002 during fiscal 2001.

During fiscal 2000, the Company’s Chairman of the Board advanced $405,514 to the Company for purchases of inventory by the wholesale segment of the Company.  The advances bear interest at the rate of ten percent (10%) per annum and are secured by the inventory and must be repaid by proceeds from the sale of inventory purchased with the advances.  The Company repaid $33,865 and $31,468 of the advances in fiscal 2001 and 2000, respectively.  In the fourth quarter of 2001, the Company returned $299,810 of the inventory at cost and reduced the loan by this amount and left a remaining balance of $40,371 that is currently due and payable.

On November 30, 2001, the Company’s Chairman of the Board and President each loaned the Company $125,000 to enable the Company to pay its note payable to a bank in the amount of $250,000.  The loans from the Company’s Chairman of the Board and President bear interest at ten percent (10%), are secured by all of the Company's assets and are due and payable December 31, 2002.  Notes payable to the Company’s Chairman of the Board and President now aggregate approximately $573,300 in principal and $76,000 in accrued interest and are due in 2002.

Interest expense incurred in connection with loans from stockholders was $62,000, $28,568 and $3,779 in fiscal 2001, 2000 and 1999, respectively.

13.          SEGMENT REPORTING

The Company has two reportable segments based upon products offered: retail sales and corporate operations, and wholesale distribution and manufacturing.

The Company changed its management review process for segment operations in 2001 as a result of the merger of Unique Images into Worldwide Collectibles in January 2001.  The Company now reviews each segment’s performance based on segment gross profit.  Due to this change, the corresponding prior year data has been restated to reflect the current review process.  The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies.

Information pertaining to the operations of reportable segments is as follows:

For the year ended December 31, 2001	Retail and Corporate	Wholesale Distribution and Manufacturing	Total
Revenues	$436,586	$1,436,738	$1,873,324

Gross profit (loss)	(775,363)	1,089,987	314,624

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit			$314,624
General and administrative expenses			843,055
Marketing expenses			88,090
Asset impairment, goodwill			176,287
Asset impairment, fixed assets			11,717
Depreciation and amortization			79,556

Loss from operations			$(884,081)

For the year ended December 31, 2000	Retail and Corporate	Wholesale Distribution and Manufacturing (Restated)	Total
Revenues	$669,186	$1,715,050	$2,384,236

Gross profit	202,047	462,491	664,538

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit			$664,538
General and administrative expenses			954,160
Marketing expenses			113,552
Loss on disposal of assets			24,125
Depreciation and amortization			94,531

Loss from operations			$(521,830)

For the period ended December 31, 1999	Retail and Corporate	Wholesale Distribution and Manufacturing (Restated)	Total
Revenues	$294,009	$368,222	$662,231

Gross profit	$151,457	$95,444	$246,901

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit			$246,901
General and administrative expenses			431,301
Marketing expenses			126,009
Organization costs			34,532
Depreciation and amortization			34,368

Loss from operations			$(379,309)

Significantly all (over 95 percent) of the Company’s sales are in the United States.

14.          FOURTH QUARTER ADJUSTMENTS

The sales results for the fourth quarter of 2001 indicated that inventory values may be impaired.  Management determined that $54,800 of wholesale inventory was impaired and was, consequently written off.  Additionally, a valuation of $36,300 was recorded on other wholesale inventory.  Retail inventory was reserved with a valuation of $42,300.

14.          SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter Ended
	March 31	June 30	September 30	December 31
Fiscal 2001
Revenue	$768,208	$460,548	$443,910	$200,658
Gross profit (loss)	295,499	148,541	138,841	(268,257)
Operating loss	(8,485)	(112,980)	(327,723)	(434,893)
Net loss	(34,296)	(127,750)	(345,194)	(446,630)
Loss per common share, basic	(.01)	(.02)	(.05)	(.06)
Loss per common share, assuming dilution	(.01)	(.02)	(.05)	(.06)

Fiscal 2000
Revenue	$387,373	$420,131	$741,798	$834,934
Gross profit	78,241	137,323	238,725	210,249
Operating loss	(159,603)	(216,711)	(44,787)	(100,729)
Net loss	(158,179)	(223,511)	(53,328)	(114,617)
Loss per common share, basic	(.02)	(.03)	(.01)	(.02)
Loss per common share, assuming dilution	(.02)	(.03)	(.01)	(.02)

******

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 10.  Directors and Executive Officers of the Company

The directors and executive officers of the Company are as follows:

Name	Age	Served Since	Position
Henry E. Cartwright	63	1999	Chairman of the Board of Directors
Gary Moore	57	1999	President and Director
Joseph Flynn	62	1999	Director
Dalton L. Conners	56	1999	Director
Dixie Cartwright	63	1999	Secretary and Treasurer

Mr. Cartwright has served as Chairman of the Board of the Company since September 1999.  Mr. Cartwright has also been a director of the Company’s wholly owned subsidiary, Unique Images, since its acquisition in August 1999.  Mr. Cartwright is a private investor in numerous real estate, lending transactions and other ventures.  Mr. Cartwright served as Chairman of the Board of Major Video Corp. from December 1982 until its merger with Blockbuster Entertainment Corporation in January 1989.  In September 1993, Mr. Cartwright founded Back to the 50’s, Inc., a company that sold 50's and 60’s memorabilia through a mail order catalog and showroom.  Back to the 50’s, Inc. was acquired by Crowne Ventures, Inc. in November 1995.  Mr. Cartwright served as director of Crowne Ventures, Inc. from 1995 until he resigned in April 1998.

Mr. Moore has served as the President of the Company and as director since September 1999.  Mr. Moore has also been a director of the Company’s wholly owned subsidiary, Unique Images, since its acquisition in August 1999.  Mr. Moore is a private investor.  Mr. Moore was the President and Chief Operations Officer of Major Video Corp. from 1984 until its merger with Blockbuster Entertainment Corp. in 1989.  Mr. Moore continues to be a Blockbuster Video franchisee.

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

Mrs. Cartwright has served as the Secretary and Treasurer of the Company since September 1999.  Mrs. Cartwright is a private investor.  From 1983 until 1989, Mrs. Cartwright managed all aspects of the office operations of Major Video Corp.  From 1993 to 1995, Mrs. Cartwright managed all aspects of the office and financial operations of Back to the 50’s, Inc.

Each director serves for a term of one year or until his or her successor has been elected and qualified.  Each executive officer serves at the pleasure of the Board of Directors.  Henry E. Cartwright and Dixie Cartwright are husband and wife.  Gary Moore and Dixie Cartwright are brother and sister.

Section 16(a) Beneficial Ownership Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the “SEC”).  Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during the period from January 1, 2001 through December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11.  Executive Compensation

Summary Cash Compensation Table

The following table sets forth the compensation (cash and non cash), for the Chief Executive Officer and all the executive officers that earned in excess of $100,000 per annum during any of the Company’s last three fiscal years.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Stock Options (#)	LTIP Payouts ($)	All Other Compensation
Gary R. Moore	2001	$0	$0	—	—	—	—	—
President	2000	$0	$0	—	—	—	—	—
	1999	$0	$0	—	—	—	—	—

Since its inception in March 1999, the Company has paid no salaries to any of its executive officers other than Keith Veltre, the former President of Unique Images.  Salaries have been included in the income statement as contributed capital for the value of such services.  The Company has not yet determined the amount or timing of the payment of salaries to its executive and management personnel and will do so in the discretion of its officers and directors.

Option Grants

There were no options granted to executive officers during fiscal 2001 or prior thereto.

Option Exercise and Fiscal Year-End Values

There were no options exercised by executive officers during fiscal 2001 and there are no options held by executive officers during fiscal 2001 or prior thereto.

Compensation of Directors

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the Board of Directors which they attend.

Employment Contracts.

The Company has two year Employment Agreements with Henry E. Cartwright, its Chairman of the Board, and Gary Moore, its President, each of which expires on August 14, 2002.  The Employment Agreements, which are terminable by the Company on thirty days notice, provide for compensation as determined by the Board of Directors of the Company and for reimbursement of expenses.  As of this date, the Board of Directors has not approved compensation for Mr. Cartwright or Mr. Moore and it is not expected that compensation will be paid to Mr. Cartwright or Mr. Moore until the Company has achieved profitable operations.  The Employment Agreements also contain confidentiality agreement and non-competition provisions.

Board of Directors Report on Executive Compensation

The executive compensation philosophy of the Company is to (i) attract and retain qualified management to run the business efficiently and guide the Company’s growth, (ii) establish a link between management compensation and the achievement of the Company’s annual and long-term performance goals, and (iii) recognize and reward individual initiative and achievement.

Chief Executive Officer  Gary Moore, the Company’s President, is the chief executive officer of the Company.  Mr. Moore has a significant stock ownership position in the Company and receives no compensation for his services.

Base Salaries  Base salaries for new management employees are based primarily on the responsibilities of the position and the experience of the individual, with reference to the competitive marketplace for management talent, which is measured in terms of executive compensation offered by comparable companies in related businesses.

Conclusion  Through the options described above, a portion of the Company’s management compensation for new management employees will be linked directly to Company performance.  The Board of Directors will continually review all compensation practices and make changes as appropriate.

Sincerely,

Henry E. Cartwright

Gary Moore

Joseph P. Flynn

Dalton Conners

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the shares of Common Stock as of March 11, 2001 by (i) each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the issued and outstanding shares of Common Stock, (ii) each of the Company’s directors and executive officers and (iii) all directors and executive officers as a group.  Each stockholder listed below has sole voting power and investment power with respect to the shares beneficially owned by such person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Gary Moore(2)	559,000	8.4%
Henry E. Cartwright(3)	500,000	7.5%
Keith Veltre(3)(7)	500,000	7.5%
Paul Heroy(3)	345,000	5.2%
Tom Pitch(3)	335,000	5.0%
Dixie Cartwright(3)	125,000	1.9%
Joseph P. Flynn(4)	50,000	(5)
Dalton L. Conners(6)	46,900	(5)
All Directors and Officers as a group (5 persons)	1,280,900	19.2%

(1)           All shares are owned beneficially and of record by the person named.

(2)           Address is 2700 Sunset Road, Suite A-11, Las Vegas, Nevada 89120.

(3)           Address is 150 Cassia Way, Suite 400, Henderson, Nevada  89014.

(4)           Address is 8236 E. Sands Drive, Scottsdale, Arizona 85255.

(5)           Less than one percent.

(6)           Address is 32 Paladin Court, Henderson, Nevada 89014.

(7)           Resigned from the Company prior to December 31, 2001

Item 13.          Certain Relationships and Related Transactions

Loans from and to Related Parties.

During fiscal 1999, the Company accepted notes totaling $200,000 from six employee shareholders in connection with the issuance of shares of the Company with principal and interest due July 31, 2004.  As of December 31, 2001 and 2000, and as a result of transactions described below, the balance remaining on the shareholder notes was $121,478 and $113,275 including accrued interest.  This amount was owed by three compensated employee shareholders.

Interest income from notes receivable from stockholders was $8,203, $8,863 and $3,412 in fiscal 2001, 2000 and 1999, respectively.

From August 1999 through November 2000, the Company leased certain office space, a production facility, and equipment from a related party. In November 2000, the Company terminated its office space and production facility leases with the related party and entered into a new office and production facility lease with an outside party. The office and production facility leases with the related party had been classified as operating leases. The rent expense incurred in connection with these leases during fiscal 2001, 2000 and 1999 was approximately $0, $101,750, and $32,000 respectively. The Company leased certain production equipment from a related party. This lease expired in August 2001. The office and production facility lease with an outside party expires in November 2003.

During fiscal 1999, the Company’s Chairman of the Board and the Company’s President each loaned the Company $50,000,  which bears interest at the rate of nine percent (9%) per annum and is due and payable on June 2002, as amended.  The Chairman also contributed approximately $34,000 of inventory in exchange for a note in fiscal 1999.  During fiscal 1999, the Company’s Chairman exchanged $67,778 of his notes payable, including accrued interest, for the same amount of the note receivable from stockholders arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $16,021, due on March 1, 2001.  During fiscal 1999, the Company’s President exchanged $33,889 of his note payable, including accrued interest, for the same amount of notes receivable arising from the issuance of stock in June 1999, leaving a net note payable in the amount of $17,116, due in June 2002, as amended.

During fiscal 2000, the Company’s Chairman of the Board and the Company’s President loaned the Company $150,000 and $100,000, respectively.  Each of these loans bears interest at the rate of eight percent (8%) per annum and is due and payable in June 2002, as amended.

During fiscal 2000, the Company’s Chairman of the Board advanced $405,514 to the Company for purchases of inventory by the wholesale segment of the Company.  The advances bear interest at the rate of ten percent (10%) per annum and are secured by the inventory and must be repaid with proceeds from the sale of the inventory purchased with the advances.  The Company repaid $33,865 and $31,468 of the advances in fiscal 2001 and 2000, respectively.  In the fourth quarter of 2001, the Company returned $299,810 of the inventory at cost and reduced the loan by this amount and left a remaining balance of $40,371 that is currently due and payable.

On November 30, 2001, the Company’s Chairman of the Board and President each loaned the Company $125,000 to enable the Company to pay its note payable to a bank in the amount of $250,000.  The loans from the Company’s Chairman of the Board and President bear interest at ten percent (10%), are secured by all of the Company's assets, and are due and payable December 31, 2002.  Notes payable to the Company’s Chairman of the Board and President now aggregate approximately $573,300 in principal amount and $76,000 in accrued interest and are due in 2002.

Interest expense incurred in connection with loans from stockholders was $62,000, $28,568 and $3,779 in fiscal 2001, 2000 and 1999, respectively.

Acquisition.

On August 11, 1999, americabilia.com Nevada acquired all of the outstanding common stock of Veltre Enterprises, Inc. dba Unique Images.  Unique Images was wholly owned by Keith Veltre who at the time of the transaction owned 8% of the common stock of americabilia.com Nevada.  The purchase price paid for Unique Images consisted of (i) $200,000 in cash, (ii) a Promissory Note in the original principal amount of $200,000 and (iii) 100,000 shares of common stock of americabilia.com Nevada.  The Promissory Note was paid in full in November 1999.  As part of the purchase, the Company agreed to lease the premises that were used for Unique Images’ business operations from Keith Veltre’s spouse and to lease certain business equipment from Keith Veltre.  The premises lease was terminated in November 2000.  The equipment lease was terminated in December 2001.  See Note 12 to the Consolidated Financial Statements.

Item 14.                 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)           Financial Statements

The following financial statements are being filed under Item 8 of this Annual Report on Form 10-K:

Independent Auditors’ Report

Consolidated Balance Sheets as of December 31, 2001 and 2000.

Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from March 2, 1999 (Inception) through December 31, 1999.

Consolidated Statements of Stockholders’ Equity (Deficiency) for the years ended December 31, 2001 and 2000 and for the period from March 2, 1999 (Inception) through December 31, 1999.

Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from March 2, 1999 (Inception) through December 31, 1999.

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

10.7	Secured Promissory Notes, Security Agreement and Guaranty dated November 30, 2001 between americabilia.com, Inc., Worldwide Collectibles, Inc., Henry E.. Cartwright and Gary R, Moore.

21.1	Subsidiaries

(1)           Filed as an exhibit to the Company’s Registration Statement on Form 10 dated March 3, 2000 (SEC File No. 0-29781) and incorporated herein by reference.

(2)           Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 3, 2000 and incorporated herein by reference.

(b)           Reports on Form 8-K.

The Company filed a report on Form 8-K dated November 30, 2001 reporting (i) the resignation of Keith Veltre as a director of the Company and as president of the Company’s wholly owned subsidiary, (ii) additional loans from the chairman of the board and president of the Company and (iii) continuing losses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on this behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2002                                                                         AMERICABILIA.COM, INC.

By:	/s/ GARY MOORE
Gary Moore, President (Principal Executive
Officer and Principal Financial Officer)

By:	/s/ DIXIE L. CARTWRIGHT
Dixie L. Cartwright, Treasurer (Principal
Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant in the capacities and on the dates indicated.

Dated: March 26, 2002	/s/ HENRY E. CARTWRIGHT
HENRY E. CARTWRIGHT, Director

Dated: March 26, 2002	/s/ GARY MOORE
GARY MOORE, Director

Dated: March 27, 2002	/s/ JOSEPH P. FLYNN
JOSEPH P. FLYNN, Director

Dated: March 27, 2002	/s/ DALTON L. CONNERS
DALTON L. CONNERS, Director