Form 10-Q
period 2002-03-31
AMERICABILIA COM INC
filed 2002-05-15
CIK 1091356

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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
(Issuer’s telephone number)

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

YES         ☒            NO          ☐

As of May 10, 2002, the Company had 6,669,192 shares of its $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

americabilia.com, inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

MARCH 31, 2002 AND DECEMBER 31, 2001

	March 31, 2002	December 31, 2001
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,708	$23,605
Accounts receivable, net	67,750	137,773
Inventories	213,603	251,202
Prepaid expenses and deposits	10,513	21,026

Total current assets	320,574	433,606

PROPERTY AND EQUIPMENT, Net	73,269	77,950
TOTAL	$393,843	$511,556

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$111,750	$82,695
Interest payable-stockholders	88,323	76,414
Loans from stockholders	532,933	573,303

Total current liabilities	733,006	732,412

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Common stock, $0.01 par value; authorized 50,000,000 shares; 6,669,192 shares issued and outstanding	6,670	6,670
Additional paid-in capital	1,762,008	1,747,008
Notes receivable from stockholders for stock	(125,147)	(121,478)
Accumulated deficit	(1,982,694)	(1,853,056)

Total stockholders’ equity	(339,163)	(220,856)

TOTAL	$393,843	$511,556

See accompanying notes to consolidated financial statements.

americabilia.com, inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

REVENUES:
Retail/wholesale	$84,055	$768,208
Cost of sales	84,106	472,709

Gross profit (loss)	(51)	295,499

OPERATING EXPENSES:
General and administrative expenses	108,042	243,557
Marketing expenses	6,279	36,760
Depreciation and amortization	7,198	23,667

Total operating expenses	121,519	303,984

LOSS FROM OPERATIONS	(121,570)	(8,485)

OTHER (EXPENSE) INCOME:
Interest expense	(12,070)	(30,106)
Interest income and other	4,002	4,295

Total other income (expense)	(8,068)	(25,811)

LOSS BEFORE INCOME TAXES	(129,638)	(34,296)

BENEFIT FOR INCOME TAXES - Deferred tax benefit	—	—

NET LOSS	$(129,638)	$(34,296)

LOSS PER SHARE:
Basic - Net loss	$(129,638)	$(34,296)

Weighted-average common shares outstanding	6,669,192	6,669,192

Loss per share	$(0.02)	$(0.01)

See accompanying notes to consolidated financial statements.

americabilia.com, inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002

			Additional Paid-in Capital	Notes Receivable from Stockholders	Accumulated Deficit	Total

	Common Stock
	Shares	Amount

BALANCE, JANUARY 1, 2002	6,669,192	$6,670	$1,747,008	$(121,478)	$(1,853,056)	$(220,856)

Contributed services of officers			15,000			15,000

Interest income from notes receivables from stockholders				(3,669)		(3,669)

Net loss					(129,638)	(129,638)

BALANCE, MARCH 31, 2002	6,669,192	$6,670	$1,762,008	$(125,147)	$(1,982,694)	$(339,163)

See accompanying notes to consolidated financial statements.

americabilia.com, inc. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(129,638)	$(34,296)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Depreciation and amortization	7,198	23,667
Contributed services of officers and employees	15,000
Changes in operating assets and liabilities:
Decrease (increase) in trade accounts receivable	70,023	(2,908)
Decrease (increase) in inventories	37,599	(43,970)
Decrease (increase) in prepaid assets and deposits	10,513	(7,775)
Increase in other assets		(2,727)
Increase (decrease) in trade accounts payable and accrued expenses	29,055	8,981
(Increase) in interest payable	11,909	(16,724)

Net cash used in operating activities	51,659	(75,752)

CASH FLOWS USED IN INVESTING ACTIVITIES –
Purchase of property and equipment	(2,517)	(2,899)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Increase in interest receivable from loans to shareholders	(3,669)	(2,281)
Payments on lease obligations		(2,301)
Payments on stockholder loans	(40,370)	(4,207)

Net cash (used in) provided by financing activities	(44,039)	(8,519)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,103	(87,170)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	23,605	147,420

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,708	$60,250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION – Cash paid during the period for:
Interest	$161	$8,714

See accompanying notes to consolidated financial statements.

AMERICABILIA.COM, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited financial statements and information at March 31, 2002 and for the three months ended March 31, 2002 and 2001 include the condensed consolidated accounts of americabilia.com, Inc. together with its subsidiaries (collectively referred to herein as the “Company”).  All material intercompany balances and transactions have been eliminated.  These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company’s annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements.  They should, therefore, be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto for the year ended December 31, 2001.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented.  The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the entire year.

Beginning September 11, 2001, the United States was subject to various terrorist attacks.  The severity and length of the impact of these attacks on the economy, which had already shown signs of weakness, have directly affected the ability of the Company to achieve sales levels sufficient to cover operating costs.  The adverse impact of recent world events on the demand for the products and services of the Company was significant.

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

Going Concern – The accompanying condensed consolidated 2002 financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s recurring losses from operations, negative working capital, and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The result of continuing operating losses, a loss of three significant marketing venues utilizing television shopping channels, departures of several key marketing personnel, and continuing weak sales will have an adverse impact on cash flows.  Cash flow from operations is not expected to be sufficient to pay operating costs of the Company through the third quarter of fiscal 2002.  Management believes that the Company may have insufficient cash flow to replace the inventory it is selling and expects that cash flow from operations may not be sufficient to allow the Company to continue in business in 2002.  The Company has not been successful in raising sufficient capital to expand or sustain its operations.  There can be no assurance that the Company’s estimate of foreseeable liquidity needs is accurate.

The Board of Directors is exploring various strategies including, but not limited to, potential divestitures, joint marketing ventures, a merger, a re-capitalization or other actions.  No assessment can be made of the likelihood that such plans and actions can be effectively implemented.  Ultimately, the Company’s continuation as a going concern will depend upon its ability to successfully market our products at a price sufficient to generate margin that will cover the related operating overhead and non-discretionary overhead.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The Company has not yet evaluated the impact of SFAS No. 145 on its financial position and results of operations.

Recently Adopted Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of two statements, Statement 141, “Business Combinations”, and Statement 142, “Goodwill and Other Intangible Assets”. The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets.    The adoption of SFAS No’s. 141 and 142 had no impact on the Company’s financial position and results of operations.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August of 2001.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires, among other things, that assets to be sold within one year be separately identified and carried at the lower of carrying value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer expected to be sold within one year must be written down to the lower of current fair value or fair value at the date of foreclosure. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 had no impact on its financial position and results of operations.

2.                                      STOCKHOLDERS’ EQUITY

Earnings per Share – Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period.  Diluted EPS is computed by dividing net income by common and common equivalent shares outstanding for the period.  Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS.  For the three months ended March 31, 2002 and 2001, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the period.  The Company had no potentially dilutive options outstanding at March 31, 2001 or 2002.

3.                                      INCOME TAXES

Statement of Financial Accounting Standards No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.  A valuation allowance has been established on the computed deferred tax asset at March 31, 2002 and December 31, 2001 due to the uncertainties associated with realizing such assets in the future.

4.                                      SEGMENT REPORTING

The Company has two reportable segments based upon products offered: retail sales and corporate operations, and wholesale distribution and manufacturing.

Information pertaining to the operations of reportable segments is as follows:

	Retail and Corporate	Wholesale Distribution and Manufacturing	Total
For the three months ended March 31, 2002

Revenues	$12,839	$71,346	$84,055

Gross profit (loss)	(20,873)	20,822	(51)

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit (loss)			$(51)
General and administrative expenses			108,042
Marketing expenses			6,279
Depreciation and amortization			7,198

Loss from operations			$(121,570)

	Retail and Corporate	Wholesale Distribution and Manufacturing	Total
For the three months ended March 31, 2001

Revenues	$171,803	$596,405	$768,208

Gross profit	71,002	224,497	295,499

Reconciliation of Segment Gross Profit to Consolidated Loss from Operations

Total gross profit			$295,449
General and administrative expenses			243,557
Marketing expenses			36,760
Depreciation and amortization			23,667

Loss from operations			$(8,485)

Significantly all (over 95 percent) of the Company’s sales are in the United States.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited Condensed Consolidated financial statements as of and for the three months ended March 31, 2002 and 2001.

RESULTS OF OPERATIONS

REVENUES

The Company’s revenues decreased $684,153 from $768,208 in the March 2001 quarter to $84,055 in the March 2002 quarter.  The decrease is due to slower sales which worsened subsequent to the September 11, 2001 terrorist attacks in New York and Washington D.C. reductions in amounts spent on marketing, and the loss of key marketing personnel in November 2001.  Sales volume has not recovered from these events.  In the March 2002 quarter, sales in the Retail and Corporate segment were $12,839 compared to $171,803 for the March 2001 quarter.  Sales in the Wholesale Distribution and Manufacturing segment for the March 2002 quarter were $71,346 compared to $596,405 for the March 2001 quarter.

EXPENSES

Costs of sales in the March 2002 quarter were $84,106, or 100% of sales compared to $472,709, or 61.5% of sales in the March 2001 quarter.

General and administrative expenses decreased $135,515 from $243,557 in the March 2001 quarter to $108,042 in the March 2002 quarter due to low demand for the Company’s products and services.  Contributed salary expense of $15,000 was recognized during the March 2002 quarter compared to no such expense in the March 2001 quarter as there were officers contributing services without charge to the Company in 2002, however no such services were provided in the same period in 2001.

Marketing expenses decreased $30,481 from $36,760 in the March 2001 quarter to $6,279 in the March 2002 quarter as the Company changed its use of certain advertising, thereby lowering this expense.  Although marketing expenses as a percentage of revenues increased from 4.8% for the March 2001 quarter to 7.5% for the March 2002 quarter, the total expenditures were reduced.

In connection with the world events in the third quarter of 2001, the Company re-evaluated the recoverability of its intangible assets, in accordance with Statement of Financial Accounting Standards No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” (“SFAS No. 121”) and Accounting Principles Board Opinion No. 17, “Intangible Assets,” (“APB No. 17”) and determined that the carrying value of its goodwill was impaired.  The goodwill was assessed for recoverability in accordance with APB No. 17 and based on projected discounted cash flows, an impairment of $176,288 was identified and recorded. Accordingly, amortization expense associated with goodwill was $8,392 for the March 2001 quarter and $0 for the March 2002 quarter.

Depreciation expenses for the March 2002 quarter and March 2001 quarter were $7,198 and $15,275, respectively.  The decrease in expense is related to assets being fully depreciated.

OTHER INCOME (EXPENSE)

Interest expense in the March 2002 quarter decreased by $18,036 from the March 2001 quarter due to a general reduction in loans from shareholders carried by the Company compared to the March 2001 quarter.

NET LOSS

The Net loss in the March 2002 quarter compared to the March 2001 quarter increased by $95,342 from $34,296 to $129,638 as a result of operations as described above.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, the Company had cash and cash equivalents of $28,708.  The Company had working capital deficit of $412,432 and stockholders’ deficit of $339,163.  Cash increased by $5,103 during the March 2002 quarter as compared to December 31, 2001.  The increase was primarily a result of cash received on accounts receivable and from the sales of inventory and due to an increase in trade accounts payable.

Notes payable to the Company’s Chairman of the Board and President in the aggregate principal amount of $532,933 are due in 2002.  These notes are secured by substantially all of the assets of the Company.

Beginning September 11, 2001, the United States was subject to various terrorist attacks.  The severity and length of the impact of these attacks on the economy, which had already shown signs of weakness, have directly affected the ability of the Company to achieve sales levels sufficient to cover operating costs.  The adverse impact of recent world events on the demand for the products and services of the Company was significant.

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

Going Concern – The accompanying condensed consolidated 2002 financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s recurring losses from operations, negative working capital, and stockholders’ deficit raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The result of continuing operating losses, a loss of three significant marketing venues utilizing television shopping channels, departures of several key marketing personnel, and continuing weak sales will have an adverse impact on cash flows.  Cash flow from operations is not expected to be sufficient to pay operating costs of the Company through the third quarter of fiscal 2002.  Management believes that the Company may have insufficient cash flow to replace the inventory it is selling and expects that cash flow from operations may not be sufficient to allow the Company to continue in business in 2002.  The Company has not been successful in raising sufficient capital to expand or sustain its operations.  There can be no assurance that the Company’s estimate of foreseeable liquidity needs is accurate.

The Board of Directors is exploring various strategies including, but not limited to, potential divestitures, joint marketing ventures, a merger, a re-capitalization or other actions.  No assessment can be made of the likelihood that such plans and actions can be effectively implemented.  Ultimately, the Company’s continuation as a going concern will depend upon its ability to successfully market our products at a price sufficient to generate margin that will cover the related operating overhead and non-discretionary overhead.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The Company has not yet evaluated the impact of SFAS No. 145 on its financial position and results of operations.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board (“FASB”) unanimously approved the issuance of two statements, Statement 141, “Business Combinations”, and Statement 142, “Goodwill and Other Intangible Assets”. The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. The adoption of SFAS No’s. 141 and 142 had no impact on the Company’s financial position and results of operations.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August of 2001.  This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires, among other things, that assets to be sold within one year be separately identified and carried at the lower of carrying value or fair value less costs to sell.  Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment.  Long-lived assets no longer expected to be sold within one year must be written down to the lower of current fair value or fair value at the date of foreclosure. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 had no impact on the Company’s financial position and results of operations.

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

As of March 31, 2002, the Company had $532,933 in borrowings. The borrowings are related to loans from officers and directors, which, by their nature, are not subject to interest rate fluctuations.

PART II - OTHER INFORMATION

Item 1.             LEGAL PROCEEDINGS.

                        The Company is subject to claims in the ordinary course of business.  In the opinion of management, the ultimate resolution of these pending legal proceedings should not have a material adverse effect on our financial condition.

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

(a)                                  EXHIBITS\

                None.

(b)                                 REPORTS ON FORM 8-K

                None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICABILIA.COM, INC.
(Registrant)

Dated: May 13, 2002	By:	/s/ Gary Moore
Gary Moore, President (Principal
Executive Officer and Principal
Financial Officer)

Dated: May 13, 2002	By:	/s/ Dixie L. Cartwright
Dixie L. Cartwright, Treasurer
(Principal Accounting Officer)