Form 10-Q
period 2002-06-30
AMERICABILIA COM INC
filed 2002-09-13
CIK 1091356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _____________


                         COMMISSION FILE NUMBER 0-29781


                             AMERICABILIA.COM, INC.
             (Exact name of registrant as specified in its charter)


           FLORIDA                                               65-0142472
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


    1450 WEST HORIZON RIDGE ROAD, SUITE B-304 PMB653, HENDERSON, NEVADA 89012
                    (Address of principal executive offices)


                                  702-568-0900
                           (Issuer's telephone number)


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

                              YES [X]        NO [ ]

     As of September 11, 2002, the Company had 6,669,192 shares of its $.001 par value common stock issued and outstanding.

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES

                                    CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                    PAGE
                                                                            ----

Condensed Consolidated Balance Sheet (Unaudited) at June 30, 2002            3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Six Months ended June 30, 2002 and 2001                            4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Six Months ended June 30, 2002 and 2001                                     5-6

Notes to Unaudited Condensed Consolidated Financial Statements              7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                          10-12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    13
Item 2. Changes in Securities                                                13
Item 3. Defaults by the Company upon its Senior Securities                   13
Item 4. Submission of Matter to a Vote of Security Holders                   13
Item 5. Other Information                                                    13
Item 6. Exhibits and Reports on Form 8-K                                     13

SIGNATURES                                                                   14

CERTIFICATION                                                              14-15

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                 June 30,      December 31,
                                                                   2002           2001
                                                                -----------    -----------
                                                                                (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                     $        --    $        --
  Accounts receivable, net                                               --             --
  Inventories                                                            --             --
  Prepaid expenses and deposits                                          --             --
                                                                -----------    -----------
    Total current assets                                                 --             --

PROPERTY AND EQUIPMENT, net                                              --             --
                                                                -----------    -----------
                                                                $        --    $        --
                                                                ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES-
  liabilities in excess of assets for discontinued operations   $   332,477    $    99,378

STOCKHOLDERS' DEFICIT:
  Common stock, $0.01 par value; authorized 50,000,000
    shares 6,669,192 shares issued and outstanding                    6,670          6,670

  Additional paid-in capital                                      1,762,010      1,747,008

  Accumulated deficit                                            (2,101,157)    (1,853,056)
                                                                -----------    -----------
    Total stockholders' deficit                                    (332,477)       (99,378)
                                                                -----------    -----------
                                                                $        --    $        --
                                                                ===========    ===========

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               THREE MONTHS AND SIX MONTHS JUNE 30, 2002 AND 2001

                                                 THREE MONTHS     THREE MONTHS      SIX MONTHS       SIX MONTHS
                                                     ENDED            ENDED            ENDED            ENDED
                                                 JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                                                 -------------    -------------    -------------    -------------
REVENUES                                          $        --      $        --      $        --      $        --
  Cost of sales                                            --               --               --               --
                                                  -----------      -----------      -----------      -----------
    Gross profit (loss)                                    --               --               --               --
                                                  -----------      -----------      -----------      -----------
OPERATING EXPENSES:
  General and administrative expenses                      --               --               --               --
  Marketing expenses                                       --               --               --               --
  Depreciation and amotization                             --               --               --               --
                                                  -----------      -----------      -----------      -----------
    Total operating expenses                               --               --               --               --
                                                  -----------      -----------      -----------      -----------
LOSS FROM OPERATIONS                                       --               --               --               --
                                                  -----------      -----------      -----------      -----------
OTHER (EXPENSE) INCOME:
  Interest expense                                         --               --               --               --
  Interest income and other                                --               --               --               --
                                                  -----------      -----------      -----------      -----------
    Total other income (expense)                           --               --               --               --
                                                  -----------      -----------      -----------      -----------
LOSS FROM CONTINUING OPERATIONS                   $        --      $        --      $        --      $        --

LOSS FROM DISCONTINUED OPERATIONS                    (118,463)        (127,750)        (248,101)        (162,046)
                                                  -----------      -----------      -----------      -----------
NET LOSS                                          $  (118,463)     $  (127,750)     $  (248,101)     $  (162,046)
                                                  ===========      ===========      ===========      ===========
LOSS PER SHARE:
  Basic & diluted - continuing operations         $        --      $        --      $        --      $        --
                                                  ===========      ===========      ===========      ===========
  Basic & diluted - discontinued operations       $     (0.02)     $     (0.02)     $     (0.04)     $     (0.02)
                                                  ===========      ===========      ===========      ===========
  Basic & diluted - total net loss                $     (0.02)     $     (0.02)     $     (0.04)     $     (0.02)
                                                  ===========      ===========      ===========      ===========
  Weighted-average common shares
    outstanding - basic & diluted                   6,669,192        6,669,192        6,669,192        6,669,192
                                                  ===========      ===========      ===========      ===========

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                SIX MONTHS       SIX MONTHS
                                                                   ENDED            ENDED
                                                               JUNE 30, 2002    JUNE 30, 2001
                                                               -------------    -------------
CONTINUING OPERATIONS:
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                       $      --        $      --
                                                                 ---------        ---------
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
    PROVIDED BY (USED FOR) OPERATING ACTIVITIES -
      depreciation and amortization                                     --               --
  CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
    Accounts receivable                                                 --               --
    Inventory                                                           --               --
  INCREASE (DECREASE) IN LIABILITIES:
    Accounts payable and accrued exp                                    --               --
    Interest payable-stockholders                                       --               --
                                                                 ---------        ---------
    Total adjustments                                                   --               --
                                                                 ---------        ---------
      Net cash provided by (used for) operating activities              --               --
                                                                 ---------        ---------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Acquisition of fixed assets                                           --               --
  Proceeds from sale of property and equipment                          --               --
                                                                 ---------        ---------
    Net cash provided by (used for) investing activities                --               --
                                                                 ---------        ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES -
  loans from Stockholders
                                                                 ---------        ---------
NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS              --               --
                                                                 ---------        ---------
CASH USED FOR DISCONTINUED OPERATIONS                              (23,605)        (147,420)
                                                                 ---------        ---------
NET INCREASE (DECREASE) IN CASH
                                                                   (23,605)        (147,420)
CASH, BEGINNING OF PERIOD
                                                                    23,605          147,420
                                                                 ---------        ---------
CASH, END OF PERIOD                                              $      --        $      --
                                                                 =========        =========

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended June 30, 2002, the Company transferred inventory ($178,702) and fixed assets ($65,999) in satisfaction of its related party officer stockholder secured debt aggregating approximately $244,701.

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements and information at June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 include the condensed consolidated accounts of americabilia.com, Inc. together with its subsidiaries (collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. These financial statements have been prepared in a manner similar to accounting for discontinued operation, and accordingly, liabilities in excess of assets have been presented as a net balance (See Note 5). They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. The results of operations for the three months ended June 30, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the entire year.

     GOING CONCERN - The accompanying condensed consolidated 2002 financial statements have been prepared assuming that the Company will continue as a going concern without any operations. The Company's history of recurring losses from operations, negative working capital, and stockholders' deficit raised substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Cash flow from disposition of assets less payments required to settle unsecured debt is not expected to be sufficient to pay operating costs of the Company through the third quarter of fiscal 2002. The Company has not been successful in raising sufficient capital to expand or sustain its operations.

     On June 25, 2002, the Company filed a Form 8-K stating its plans to cease business operations and vacate its business premises on or before June 30, 2002. The Company's Board of directors has determined that the value of the Company's operating assets is less than the amount of the secured debt owed to the Company's President and chairman of the Board. The Company has already relinquished its operating assets to these secured creditors in partial satisfaction of the secured debt. The Company believes that collections on its accounts receivable may be sufficient to pay most of its creditors other than an additional approximate $308,000 of unsecured debt owed by the Company to its President and chairman of the Board and the Company's obligations to its landlord under its premises lease.

     Management has explored various strategies including but not limited to a merger. While management will continue to explore this opportunity in order to preserve some value for the Company's shareholders, management is unsure that any merger can be effectively implemented.

     COMPREHENSIVE LOSS

     The Statement of Financial Accounting Standards Board No. 130 requires companies to report all components of comprehensive loss in their financial statements, including all non-owner transactions and events which impact a company's equity, even if those items do not directly affect net loss. Comprehensive loss is comprised of net loss, and accordingly, no statement of Comprehensive Loss is presented.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The Company has not yet evaluated the impact of SFAS No. 145 on its financial position and results of operations.

     RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets". The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. The adoption of SFAS No's. 141 and 142 had no impact on the Company's financial position and results of operations.

     The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August of 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires, among other things, that assets to be sold within one year be separately identified and carried at the lower of carrying value or fair value less costs to sell. Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year must be written down to the lower of current fair value or fair value at the date of foreclosure. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on its financial position and results of operations.

2.   STOCKHOLDERS' EQUITY

     EARNINGS PER SHARE - Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. For the three and six months ended June 30, 2002 and 2001, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the period. The Company had no potentially dilutive options outstanding at June 30, 2001 or 2002.

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

4.   SEGMENT REPORTING

     The Company used to have two reportable segments based upon products offered: retail sales and corporate operations, and wholesale distribution and manufacturing. During the three months ended June 30, 2002, the Company entered into a plan to cease operations, and accordingly, management believes that no reportable segments exist.

5.   DISCONTINUED OPERATIONS

     The Company has previously disclosed that it expected that cash flow from operations might not be sufficient to allow the Company to continue in business in 2002.

     The Company ceased business operations and vacated its business premises by June 30, 2002. The Company's Board of Directors has determined that the value of the Company's operating assets is less than the amount of the secured debt owed to the Company's President and Chairman of the Board. The Company believes that collections on its accounts receivable may be sufficient to pay most of its creditors other than an additional amount of approximately $308,000 of unsecured debt owed by the Company to its President and Chairman of the Board and the Company's obligations to its landlord under its premises lease. Management has explored various strategies including but not limited to a merger. While management will continue to explore this opportunity in order to preserve some value for the Company's shareholders, management is unsure that any merger can be effectively implemented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited consolidated financial statements as of and for the three months and six months ended June 30, 2002 and 2001.

The Company has previously disclosed that it expected that cash flow from operations might not be sufficient to allow the Company to continue in business in 2002. The Company is not generating sufficient sales to allow it to continue its business operations.

On June 25, 2002, the Company filed a Form 8-K stating its plans to cease business operations and vacate its business premises on or before June 30, 2002. The Company's Board of directors has determined that the value of the Company's operating assets is less than the amount of the secured debt owed to the
Company's President and chairman of the Board. The Company has already relinquished its operating assets to these secured creditors in partial satisfaction of the secured debt. The Company believes that collections on its accounts receivable may be sufficient to pay most of its creditors other than an additional approximate $308,000 of unsecured debt owed by the Company to its President and chairman of the Board and the Company's obligations to its landlord under its premises lease. Management has explored various strategies including but not limited to a merger. While management will continue to explore this opportunity in order to preserve some value for the Company's shareholders, management is unsure that any merger can be effectively implemented. Accordingly, no results of operations discussion and information has been presented.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, the Company had liabilities in excess of assets of $332,477. Notes payable to the Company's Chairman of the Board and President in the aggregate amount of approximately $308,000 are due in 2002. These notes are unsecured.

GOING CONCERN - The accompanying condensed consolidated 2002 financial statements have been prepared assuming that the Company will continue as a going concern without any operations. The Company's history of recurring losses from operations, negative working capital, and stockholders' deficit raised substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Cash flow from disposition of assets less payments required to settle unsecured debt is not expected to be sufficient to pay operating costs of the Company through the third quarter of fiscal 2002. The Company has not been successful in raising sufficient capital to expand or sustain its operations.

The Board of Directors is exploring various strategies including, but not limited to, mergers, re-capitalization or other actions. No assessment can be made of the likelihood that such plans and actions can be effectively implemented. Ultimately, the Company's continuation as a going concern will depend upon its ability to successfully acquire an operating entity. While management will continue to explore this opportunity in order to preserve some value for the Company's shareholders, management is unsure that any acquisition can be effectively implemented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The Company has not yet evaluated the impact of SFAS No. 145 on its financial position and results of operations.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") unanimously approved the issuance of two statements, Statement 141, "Business Combinations", and Statement 142, "Goodwill and Other Intangible Assets". The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. The adoption of SFAS No's. 141 and 142 had no impact on the Company's financial position and results of operations.

The FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in August of 2001. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires, among other things, that assets to be sold within one year be separately identified and carried at the lower of carrying value or fair value less costs to sell. Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year must be written down to the lower of current fair value or fair value at the date of foreclosure. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company's financial position and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2002, the Company had net liabilities of $332,477. The borrowings are related to loans from officers and directors, which, by their nature, are not subject to interest rate fluctuations.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS

          None.

     (b) REPORTS ON FORM 8-K

     The Company filed a Form 8-K on June 25, 2002 disclosing its plans to cease business operations.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICABILIA.COM, INC.
                                        (Registrant)

Dated: September 12, 2002               By: /s/ Henry E. Cartwright
                                            -------------------------------
                                            Henry E. Cartwright, Chief
                                            Executive Officer

Dated: September 12, 2002               By: /s/ Gary Moore
                                            -------------------------------
                                            Gary Moore, President & Chief
                                            Financial Officer

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Henry E. Cartwright, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of americabilia.com. Inc. on Form 10-Q for the quarterly period ended June 30, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.

                                        By: /s/ Henry E. Cartwright
                                            ------------------------------------
                                            Name: Henry E. Cartwright
                                            Title: Chief Executive Officer
                                                   (Principal Executive Officer)
                                                   of americabilia.com, Inc.

I, Gary Moore, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of americabilia.com. Inc. on Form 10-Q for the quarterly period ended June 30, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.

                                        By: /s/ Gary Moore
                                            ------------------------------------
                                            Name: Gary Moore
                                            Title: Chief Financial Officer
                                                   (Principal Financial Officer)
                                                   of Americabilia.com, Inc.

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Henry E. Cartwright, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Quarterly Report of americabilia.com. Inc. on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of americabilia.com, Inc.

                                        By: /s/ Henry E. Cartwright
                                            ------------------------------------
                                            Name: Henry E. Cartwright
                                            Title: Chief Executive Officer of
                                                   Americabilia.com, Inc.

I, Gary Moore, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Quarterly Report of americabila.com, Inc. on Form 10-Q for the quarterly period ended June 30, 2002 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of americabilia.com, Inc.

                                        By: /s/ Gary Moore
                                            ------------------------------------
                                            Name: Gary Moore
                                            Title: Chief Financial Officer of
                                                   Americabilia.com, Inc.