Form 10-Q
period 2002-09-30
AMERICABILIA COM INC
filed 2002-11-14
CIK 1091356

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________


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

                                 YES [X] NO [ ]

     As of October 31, 2002, the Company had 6,669,192 shares of its $.001 par value common stock issued and outstanding.

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES

                                    CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)                                    PAGE
                                                                            ----
Condensed Consolidated Balance Sheet (Unaudited) at September 30, 2002         3

Condensed Consolidated Statements of Operations (Unaudited) for the
Three and Nine Months ended September 30, 2002 and 2001                        4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Nine Months ended September 30, 2002 and 2001                                5-6

Notes to Unaudited Condensed Consolidated Financial Statements               7-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS 10-12

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     13
Item 2. Changes in Securities                                                 13
Item 3. Defaults by the Company upon its Senior Securities                    13
Item 4. Submission of Matter to a Vote of Security Holders                    13
Item 5. Other Information                                                     13
Item 6. Exhibits and Reports on Form 8-K                                      13

SIGNATURES                                                                    14

CERTIFICATION                                                              14-15

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                    September 30,   December 31,
                                                        2002           2001
                                                     -----------    -----------
                                                                     (Audited)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $        --    $        --
  Accounts receivable, net                                    --             --
  Inventories                                                 --             --
  Prepaid expenses and deposits                               --             --
                                                     -----------    -----------
     Total current assets                                     --             --
                                                     -----------    -----------

PROPERTY AND EQUIPMENT, net                                   --             --
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Liabilities in excess of assets for
    discontinued operations                          $   332,477         99,378
  Accrued expenses                                         5,000             --
                                                     -----------    -----------
                                                         337,477         99,378
                                                     -----------    -----------
STOCKHOLDERS' DEFICIT:
  Common stock, $0.01 par value; authorized
    50,000,000 shares 6,669,192 shares issued
    and outstanding                                        6,670          6,670
  Additional paid-in capital                           1,762,010      1,747,008
  Accumulated deficit                                 (2,106,157)    (1,853,056)
                                                     -----------    -----------

     Total stockholders' deficit                        (337,477)       (99,378)
                                                     -----------    -----------

                                                     $        --    $        --
                                                     ===========    ===========

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
            THREE MONTHS AND NINE MONTHS SEPTEMBER 30, 2002 AND 2001

                                             THREE MONTHS      THREE MONTHS     NINE MONTHS       NINE MONTHS
                                                ENDED             ENDED            ENDED             ENDED
                                             SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,
                                                 2002              2001             2002              2001
                                              -----------       -----------      -----------       -----------
REVENUES                                      $        --       $        --      $        --       $        --
  Cost of sales                                        --                --               --                --
                                              -----------       -----------      -----------       -----------

      Gross profit (loss)                              --                --               --                --
                                              -----------       -----------      -----------       -----------
OPERATING EXPENSES:
  General and administrative expenses               5,000                --            5,000                --
  Marketing expenses                                   --                --               --                --
  Depreciation and amotization                         --                --               --                --
                                              -----------       -----------      -----------       -----------

         Total operating expenses                      --                --               --                --
                                              -----------       -----------      -----------       -----------

LOSS FROM OPERATIONS                               (5,000)               --           (5,000)               --
                                              -----------       -----------      -----------       -----------
OTHER (EXPENSE) INCOME:
    Interest expense                                   --                --               --                --
    Interest income and other                          --                --               --                --
                                              -----------       -----------      -----------       -----------

         Total other income (expense)                  --                --               --                --
                                              -----------       -----------      -----------       -----------

LOSS FROM CONTINUING OPERATIONS               $    (5,000)      $        --      $    (5,000)      $        --

LOSS FROM DISCONTINUED OPERATIONS                      --          (345,194)        (248,101)         (507,236)
                                              -----------       -----------      -----------       -----------

NET LOSS                                      $    (5,000)      $  (345,194)     $  (253,101)      $  (507,236)
                                              ===========       ===========      ===========       ===========
LOSS PER SHARE:
  Basic & diluted - continuing operations     $        --       $        --      $        --       $        --
                                              ===========       ===========      ===========       ===========
  Basic & diluted - discontinued operations            --             (0.05)           (0.04)            (0.08)
                                              ===========       ===========      ===========       ===========
  Basic & diluted - total net loss                     --             (0.05)           (0.04)            (0.08)
                                              ===========       ===========      ===========       ===========
  Weighted-average common shares
    outstanding - basic & diluted               6,669,192         6,669,192        6,669,192         6,669,192
                                              ===========       ===========      ===========       ===========

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                   NINE MONTHS        NINE MONTHS
                                                                      ENDED              ENDED
                                                                SEPTEMBER 30, 2002  SEPTEMBER 30, 2001
                                                                ------------------  ------------------
CONTINUING OPERATIONS:
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                          $  (5,000)          $      --
                                                                    ---------           ---------
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
  PROVIDED BY (USED FOR) OPERATING ACTIVITIES -
    depreciation and amortization                                          --                  --
                                                                    ---------           ---------
  CHANGES IN ASSETS AND LIABILITIES:
  (INCREASE) DECREASE IN ASSETS:
    Accounts receivable                                                    --                  --
    Inventory                                                              --                  --

  INCREASE (DECREASE) IN LIABILITIES:
    Accounts payable and accrued exp                                    5,000                  --
    Interest payable-stockholders                                          --                  --
                                                                    ---------           ---------
          Total adjustments                                                --                  --
                                                                    ---------           ---------
          Net cash provided by (used for)
            operating activities                                           --                  --
                                                                    ---------           ---------
CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Acquisition of fixed assets                                              --                  --
  Proceeds from sale of property and equipment                             --                  --
                                                                    ---------           ---------
          Net cash provided by (used for)
            investing activities                                           --                  --
                                                                    ---------           ---------
CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES -
  loans from Stockholders                                                  --                  --
                                                                    ---------           ---------

NET INCREASE (DECREASE) IN CASH FROM
  CONTINUING OPERATIONS                                                    --                  --
                                                                    ---------           ---------

CASH USED FOR DISCONTINUED OPERATIONS                                 (23,605)           (147,420)
                                                                    ---------           ---------
NET INCREASE (DECREASE) IN CASH                                       (23,605)           (147,420)
CASH, BEGINNING OF PERIOD                                              23,605             147,420
                                                                    ---------           ---------
CASH, END OF PERIOD                                                 $      --           $      --
                                                                    =========           =========

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

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

                             AMERICABILIA.COM, INC.
                                AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements and information at September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 include the condensed consolidated accounts of
     americabilia.com, Inc. together with its subsidiaries (collectively referred to herein as the "Company"). All material intercompany balances and transactions have been eliminated. These statements have been prepared in conformity with accounting principles generally accepted in the United States of America and used in preparing the Company's annual audited consolidated financial statements but do not contain all of the information and disclosures that would be required in a complete set of audited financial statements. These financial statements have been prepared in a manner similar to accounting for discontinued operation, and accordingly, liabilities in excess of assets have been presented as a net balance (See
     Note 5). They should, therefore, be read in conjunction with the Company's audited consolidated financial statements and related notes thereto for the year ended December 31, 2001. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods presented. The results of operations for the three months ended September 30, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the entire year.

     REVERSE MERGER - Pursuant to a Stock Purchase Agreement dated October 4, 2002 between Crystalix USA Group, Inc. and Americabilia.com, Inc. ("ABIL"), and a Technology License Agreement between Crystalix USA Group, Inc. and Crystalix Technology, Inc., also dated October 4, 2002, the former shareholders of these two companies acquired 23,300,000 newly issued shares of common stock of ABIL and 7,000,000 shares of ABIL's Class A preferred stock with 10 to 1 voting and conversion rights. These shareholders effectively control approximately 77.6% of the issued and outstanding common stock of ABIL and 93.7% of the voting control and ownership of ABIL assuming conversion of the Class A preferred shares. As a result of these acquisitions, the shareholders of Crystalix USA Group, Inc. obtained control of ABIL and according to FASB 141, this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting.

     In relation to this Stock Purchase Agreement, the Company entered into a consulting agreement with IB 2000, Inc. to provide professional consulting services. The Company agreed to pay $150,000 in cash for these services.

     The Company has filed a Form 8-K disclosing these transactions and filed a Form 8-K/A disclosing the financial statements of Crystalix USA Group, Inc.

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

2. STOCKHOLDERS' EQUITY

     EARNINGS PER SHARE - Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by common and common equivalent shares outstanding for the period. Options to purchase common stock, whose exercise price was greater than the average market price for the period, have been excluded from the computation of diluted EPS. For the three and nine months ended September 30, 2002 and 2001, there were no dilutive options, as the options would have been anti-dilutive due to the net loss for the period. The Company had no potentially dilutive options outstanding at September 30, 2001 or 2002.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The following discussion should be read in conjunction with, and is qualified in its entirety by our unaudited consolidated financial statements as of and for the three months and nine months ended September 30, 2002 and 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had liabilities in excess of assets of $337,477.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, primarily allowance for doubtful accounts, accruals for transportation and other direct costs, accruals for cargo insurance, and the classification of net operating loss and tax credit carryforwards between current and long-term assets. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2002, the Company had net liabilities of $337,477. The borrowings are related to loans from officers and directors, which, by their nature, are not subject to interest rate fluctuations.

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

                                        AMERICABILIA.COM, INC.
                                        (Registrant)

Dated: November 12, 2002                By: /s/ Rainer Eissing
                                            ------------------------------------
                                            Rainer Eissing,
                                            Chief Executive Officer

Dated: November 12, 2002                By: /s/ Armin Van Damme
                                            ------------------------------------
                                            Armin Van Damme,
                                            President & Chief Financial Officer

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
               RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rainer Eissing, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of americabilia.com. Inc. on Form 10-Q for the quarterly period ended September 30, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.


                                        By: /s/ Rainer Eissing
                                            ------------------------------------
                                        Name: Rainer Eissing
                                        Title: Chief Executive Officer
                                               (Principal Executive Officer) of
                                               americabilia.com, Inc.

I, Armin Van Damme, certify, pursuant to Rule 13a-4 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Quarterly Report of americabilia.com. Inc. on Form 10-Q for the quarterly period ended September 30, 2002 ("Report") that (1) I have reviewed the Report being filed; (2) based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report; and (3) based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the Report.


                                        By: /s/ Armin Van Damme
                                            ------------------------------------
                                        Name: Armin Van Damme
                                        Title: Chief Financial Officer
                                               (Principal Financial Officer) of
                                               Americabilia.com, Inc.

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Rainer Eissing, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Quarterly Report of americabilia.com. Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of americabilia.com, Inc.


                                        By: /s/ Rainer Eissing
                                            ------------------------------------
                                        Name: Rainer Eissing
                                        Title: Chief Executive Officer of
                                               Americabilia.com, Inc.


I, Armin Van Damme, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge the Quarterly Report of americabila.com, Inc. on Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of americabilia.com, Inc.


                                        By: /s/ Armin Van Damme
                                            ------------------------------------
                                        Name: Armin Van Damme
                                        Title: Chief Financial Officer of
                                               Americabilia.com, Inc.