Form 10KSB
period 2002-12-31
CRYSTALIX GROUP INTERNATIONAL INC
filed 2003-04-04
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934
         For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from               to
                                        --------------   --------------

                         Commission file number: 0-29781

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

               NEVADA                           65-0142472
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)

          5720 SOUTH ARVILLE STREET, SUITE 114, LAS VEGAS, NEVADA 89118
           (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (702) 220-6581

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No   [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $4,664,855

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $15,073,026 AS OF MARCH 24, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,032,972 AS OF MARCH 27, 2003

Transitional Small Business Disclosure Format (Check one):    Yes      ; No  X
                                                                 ------    -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         We were originally incorporated in the state of Florida on August 22. 1989 under the name First Zurich Investments, Inc. On November 15, 1996, the name of the company was changed to Terra International Pharmaceuticals, Inc. On August 11, 1999, we acquired Veltre Enterprises, Inc. dba Unique Images. Unique Images designed and manufactured Hollywood and sports memorabilia for memorabilia galleries, as well as provided custom picture framing services. On September 7, 1999, we changed our name to americabilia.com, Inc. and on September 14, 1999, we conducted a recapitalization through the merger of americabilia.com Nevada with and into Worldwide Collectibles, Inc., a Nevada corporation and a wholly owned subsidiary we formed for the purpose of the merger. We issued a total of 6,115,000 shares of our common stock to the former stockholders of americabilia.com Nevada. In January 2001, we merged Unique Images into Worldwide Collectibles. As americabilia.com, Inc., we engaged in direct Internet merchandising of American-themed collectibles, gifts and memorabilia. On June 25, 2002, we announced our plans to cease business operations.

         On October 4, 2002, we acquired all of the outstanding common stock of Crystalix USA Group, Inc. in exchange for 23,300,000 shares of our common stock and an exclusive technology license from Crystalix Technology, Inc. in exchange for 7,000,000 shares of our Class A preferred stock. We changed our name to Crystalix Group International, Inc. on November 22, 2002 and changed our domicile to Nevada on November 26, 2002. In relation to this transaction, Crystalix USA entered into a consulting agreement with IB 2000, Inc. to provide professional consulting services for $250,000, all of which has been expensed as of December 31, 2002.

         On December 23, 2002, we acquired all of the outstanding common stock of Lazer-Tek Designs, Inc. and Lazer-Tek Designs, Ltd. (collectively "Lazer-Tek") in exchange for 1,250,000 shares of our common stock valued at $1,125,000 and an acquisition consulting fee obligation of $400,000. In addition, we loaned $1,000,000 to Lazer-Tek to repay existing debt, which is carried as an intercompany receivable from Lazer-Tek and eliminated in the financial statement consolidation. We also entered into a promissory note for $852,680. Lazer-Tek was acquired for several strategic marketing and operation reasons. With a wide base of corporate awards and gift clients to collegiate giftware and traditional advertising specialty groups, and with a collection of valuable engineered art pieces, Lazer-Tek was poised for market penetration with the added collectibles provided by Crystalix USA. Additionally, our management realized that with our advanced software and laser technologies, we could improve both production time and quality at Lazer-Tek, thereby enhancing the overall operations of Lazer-Tek.

         On February 19, 2003, we executed an agreement to acquire all of the outstanding common stock of Vitro Laser GmbH ("Vitro") in exchange for 3,495,000 shares of our common stock and 1,050,000 shares of our Preferred A shares and $1,200,000 to be paid to Vitro's shareholders. We acquired all operational responsibilities as of February 19, 2003 to give time for proper documentation and contracts to conform with US generally accepted accounting principles and ownership exchange between a US company and a Germany corporation. Our proposed acquisition of Vitro is for several strategic marketing and operation reasons. First, Vitro's manufacturing abilities in the industry of laser technology is recognized as one of the world leaders in laser quality and production time for sub-surfaced gift products. Second, Vitro has penetrated into the European and Asian-Pacific market place as a leader for equipment to the glassware industry. We believe that this will allow us to increase the production of kiosk and commercial application machinery and launch into the international market place with our marketing plan into high traffic and visibility markets. We expect this acquisition to close within the next few weeks.

OUR PRODUCTS

         As a result of our acquisition of Crystalix USA, a Nevada company incorporated on November 9, 2001, and subsequently Lazer-Tek, we are a leading manufacturer, distributor, and marketer of laser subsurface engraved optical quality glass products. Our principal product is a personalized three-dimensional engraved crystal that features the facial image of one or more persons or other three-dimensional images. As of February 28, 2003, we had 40 kiosks owned by us or by our marketing partners in retail shopping malls, resorts, promenades, casinos, cruise ships and theme parks where our crystals are engraved and sold. Through Lazer-Tek, we also sell to corporate accounts and other specialty groups.

         Our engraving process involves the use of a high-resolution digital camera, a laser image scanner, and two lasers that are configured together by a standard desktop personal computer, using our proprietary software and a Windows operating system. The laser image scanner converts images from the digital camera, a customer's digital image, or a hard copy photograph into a three-dimensional or two-dimensional digitally formatted image that will be engraved into the center of the crystal by the laser. The scanner processes the image from several angles to create a three-dimensional or two-dimensional digital model of the image and plots the points where the laser will be directed to engrave the image in the glass. The scanner generally completes the conversion process in 15 to 30 seconds. The optic glass is then placed into the laser chamber for engraving. The engraving process generally takes a few minutes or less, depending on the number of images to be engraved, the degree of detail in the images, and whether titles, names, or other materials are to be added with the images.

         The image can be engraved into optic glass of different sizes and shapes. The retail price of the engraved crystals ranges from $59 to $400, depending on the size of the crystal and number of images to be engraved, with a typical crystal retailing for $100 to $150. Crystals for corporate customers retail for $80 to as much as several thousands of dollars. We also offer a variety of bases on which to display the engraved crystals.

PRODUCT LINES

         There are numerous applications for our engraving system. We are currently focusing on the following product lines:

     o        corporate/award items;
     o        giftware;
     o        three-dimensional facial images;
     o        two-dimensional images;
     o        licensed images and logos; and
     o        tabletop items

DISTRIBUTION

              We sell our products
     o        directly to corporate customers;
     o        to mass marketing organizations;
     o        through retail kiosks owned by us and by our marketing partners;
     o        through college catalogs and bookstores;
     o        through photo shops; and
     o        on cruise ships.

         CORPORATE SALES. With the public visibility of the kiosks, the acquisition of Lazer-Tek, and the presence of Crystalix USA at the industry trade shows, corporate application of our laser engraved products for awards, gifts and presentation has been widely accepted.

         INFINITY BUYING CLUBS. We have been aggressively pursuing mass marketing organizations such as NASCAR, the National Basketball Association, Major League Baseball, and the Kentucky Derby, and have sold products to these organizations or teams within these organizations. With wholesale and retail ability available in these venues, we will explore large sales opportunities for our entire market lines.

         RETAIL KIOSKS. The kiosks typically occupy no more than 120 square feet and can be operated by only one or two employees. As of February 28, 2003, the following kiosks were in operation:

--------------------------------------------------------------------------------------------------------------------
DATE OPENED               LOCATION                                                             TYPE OF OWNERSHIP
--------------------------------------------------------------------------------------------------------------------
September 2001            Mandalay Bay Resort & Casino - Las Vegas, Nevada                     Company-owned
--------------------------------------------------------------------------------------------------------------------
February 2002             Monte Carlo Resort & Casino - Las Vegas, Nevada                      Company-owned
--------------------------------------------------------------------------------------------------------------------
March 2002                DFS Galleria - Honolulu, Hawaii                                      Marketing partner
--------------------------------------------------------------------------------------------------------------------
April 2002                Westfield Shopping Town, North County - Escondido, California        Marketing partner
--------------------------------------------------------------------------------------------------------------------
April 2002                Stoneridge Mall - Pleasanton, California                             Marketing partner
--------------------------------------------------------------------------------------------------------------------
May 2002                  Park Meadows Mall - Parker, Colorado                                 Marketing partner
--------------------------------------------------------------------------------------------------------------------
May 2002                  Ala Moana Shopping Center - Honolulu, Hawaii                         Marketing partner
--------------------------------------------------------------------------------------------------------------------
May 2002                  First Street Station - Rehoboth Beach, Delaware                      Marketing partner
--------------------------------------------------------------------------------------------------------------------
May 2002                  Mall of America - Bloomington, Minnesota                             Marketing partner
--------------------------------------------------------------------------------------------------------------------
June 2002                 Tysons Galleria - McLean, Virginia                                   Marketing partner
--------------------------------------------------------------------------------------------------------------------
June 2002                 Pier 39 at Fisherman's Wharf - San Francisco, California             Marketing partner
--------------------------------------------------------------------------------------------------------------------
June 2002                 Stonestown Galleria - San Francisco, California                      Marketing partner
--------------------------------------------------------------------------------------------------------------------
June 2002                 Luxor Las Vegas - Las Vegas, Nevada                                  Company-owned
--------------------------------------------------------------------------------------------------------------------
June 2002                 Desert Passage, Aladdin - Las Vegas, Nevada                          Marketing partner
--------------------------------------------------------------------------------------------------------------------
July 2002                 The Forum Shops - Las Vegas, Nevada                                  Company-owned
--------------------------------------------------------------------------------------------------------------------
August 2002               Tacoma Mall - Tacoma, Washington                                     Marketing partner
--------------------------------------------------------------------------------------------------------------------
September 2002            Dubai International Airport - Dubai, United Arab Emirates            Marketing partner
--------------------------------------------------------------------------------------------------------------------
September 2002            Excalibur Hotel & Casino - Las Vegas, Nevada                         Company-owned
--------------------------------------------------------------------------------------------------------------------
October 2002              Chapel Hills Mall - Colorado Springs, Colorado                       Marketing partner
--------------------------------------------------------------------------------------------------------------------
October 2002              South Center - Seattle, Washington                                   Marketing partner
--------------------------------------------------------------------------------------------------------------------
October 2002              Northgate Mall - Seattle, Washington                                 Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Arizona Mills Mall - Tempe, Arizona                                  Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             West Field Shopping Town Valley Fair - Santa Clara, California       Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Fisherman's Wharf - Monterey, California                             Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             1145 Prospect Street - La Jolla, California                          Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             3rd Street Promenade - Santa Monica, California                      Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Westfield Valley Fair - San Jose, California                         Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Eaton Center, Edmonton Mall - Edmonton, Alberta, Canada              Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             220 Yonge Street - Toronto, Ontario, Canada                          Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Disney World - Orlando, Florida                                      Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Brown Thomas Mall - Ranelagh, Dublin, Ireland                        Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             622 Royal Street - New Orleans, Louisiana                            Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Harbor Place - Baltimore, Maryland                                   Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Eden Prairie Mall - Eden Prairie, Minnesota                          Marketing partner
--------------------------------------------------------------------------------------------------------------------
November 2002             Garden State Plaza - Paramus, New Jersey                             Marketing partner
--------------------------------------------------------------------------------------------------------------------
December 2002             Tropicana Resort and Casino - Las Vegas, Nevada                      Marketing partner
--------------------------------------------------------------------------------------------------------------------
December 2002             Stratosphere Shops - Las Vegas, Nevada                               Marketing partner
--------------------------------------------------------------------------------------------------------------------
December 2002             Beach Towers - Atlantis Paradise Island Resort, Nassau, Bahamas      Marketing partner
--------------------------------------------------------------------------------------------------------------------
February 2003             Chandler Fashion  Mall - Chandler, Arizona                           Marketing partner
--------------------------------------------------------------------------------------------------------------------
February 2003             Circus, Circus - Las Vegas, Nevada                                   Marketing partner
--------------------------------------------------------------------------------------------------------------------
February 2003             Harrah's Carnival Court - Las Vegas, Nevada                          Marketing partner
--------------------------------------------------------------------------------------------------------------------
February 2003             Prudential Center Marketplace - Boston, Massachusetts                Marketing partner
--------------------------------------------------------------------------------------------------------------------

         MARKETING PARTNERS. As shown in the table above, our marketing partners operate 37 of the total 42 retail kiosks. Each marketing partner has entered into a master equipment lease and software license with us, the term of which ranges from three to five years. The marketing partner can extend the term if the marketing partner is in good standing under the lease and license and has sold at least 200 units of crystal per month during the last two years of the lease. The cost of the lease is generally between $200,000 and $250,000, payable in two installments, a deposit of 50% on the signing of the lease and the balance upon opening of the location. After the first 12 months of the lease term, the marketing partner must pay us a maintenance fee of $1,000 per month to maintain the laser engraving system.

         The software license grants the marketing partner a non-exclusive right to operate our laser engraving system during the term of the equipment lease and any extensions thereof in an identified exclusive territory. The marketing partner must pay a per-use fee on each use of the software and engraving system.

         Our marketing partners are also required to purchase glass blanks, light bases, collection images, and related products from us exclusively.

         We have recently initiated a second phase of our marketing partner program. For a reduced fee of $69,500, a satellite partner can purchase a satellite laser system from us, consisting of a three-dimensional scanner/camera, computer workstation, sales booth, and display counter. Instead of producing the crystals at the location, a satellite partner would scan a customer's facial image, e-mail the image and order information to us, and we would produce the actual crystal product. The satellite partner would pay us a software licensing fee of 10% of gross sales and a facial image production fee of 30% of the retail cost of the finished product. In addition, a satellite partner would purchase corporate awards and logos, wedding, and giftware items from Lazer-Tek at wholesale prices for resale to the public.

         COLLEGE  CATALOGS  AND  BOOKSTORES.   Lazer-Tek   manufactures  certain
licensed articles such as collegiate logos and mascots placed in high-quality crystal cubes and keychains pursuant to orders from Jardine Associates.

         PHOTO SHOPS. The technologies of Crystalix USA with 2-D photo is a natural-born product for the existing photo industry. Once a photographer has accomplished his normal business with a client, a photographer can offer the image to be engraved inside a glass piece. The photographer can send us the order and image by e-mail or regular mail and earn a sales commission.

         CRUISE SHIPS. We have entered into an oral agreement with Starboard Cruise Services, Inc. ("Starboard") for the operation of our retail locations on Starboard's ships. Starboard provides onboard duty-free and travel retail shopping operations for Carnival Cruise Lines, Celebrity Cruises, Costa Cruises, Cunard Line, Festival Cruises, Holland America Line, Discovery, Norwegian Cruise Line, Radisson/Seven Seas, Royal Caribbean International, Renaissance, Seabourn, Silver Seas, and Wind Star. We have agreed to provide a laser etching machine, three-dimensional camera, and computer work station for each ship, as well as a necessary staffing. Starboard has agreed to provide an acceptable location to set up our operations. We have agreed pay Starboard 30% of the retail sales revenues for the first $800,000 of gross revenues per ship. Thereafter, we will pay Starboard 40% of retail sales revenues. Our first operation was launched in December 2002. We plan to install a second location on March 31, 2003 and another location two weeks thereafter. We and Starboard have agreed that we will enter into a definitive agreement once we have operations on 15 to 20 ships.

         INTERNATIONAL OPERATIONS. Crystalix USA formed a wholly owned subsidiary on October 24, 2002, Crystalix Imaging Limited, doing business as Crystalix Europe, to explore the marketability for corporate owned locations in the western European countries of Ireland, England and France. Through the holiday time of December 2002, Crystalix Europe opened one location in the Brown Thomas Mall, Dublin, Ireland, with a marketing partner. This location was well-received and we plan to open other locations in Europe. Assuming the completion of the acquisition of Vitro, we propose to combine Crystalix Europe and Vitro, and use the marketing arm of the Vitro operation in Minden, Germany, to oversee the entire European market place and do all of the follow-up with interested parties.

SUPPLIERS

         The equipment components for our laser engraving system are available from several suppliers. Currently, we use a Minolta high-resolution digital camera and laser image scanner, a laser that uses neodymium: yttrium aluminum garnet (Nd:YAG) as the material used for light emission, and an "off the shelf" desktop personal computer. We do not have any long-term contracts with our equipment suppliers.

         We currently rely on one supplier in China for our optic glass, which is lead-free and arsenic-free. We believe that there are only a limited number of suppliers of optic glass that can meet our needs. We have identified two potential suppliers in the United States, several potential European suppliers, and one other Chinese supplier. The optic glass that we use has the following characteristics:

   o High transmittance and refraction of light throughout the visible and near infrared spectra;
   o    Extremely low bubble and inclusion content;
   o    Good scratch resistance;
   o    Requires no special handling and has stable chemical properties;
   o Capable of being precision-engraved using available laser technology with minimal rates of breakage or cracking; and
   o    Environmentally acceptable due to absence of lead and arsenic.

INTELLECTUAL PROPERTY

         PATENTS; LICENSES; ROYALTY AGREEMENTS. Our laser engraving system is derived in large part from patents held by others. Laser Design International, LLC ("LDI") had exclusive license rights to a family of patents which govern subsurface decorative laser marking in crystal, glass, and other clear materials. These patents were first filed in 1991 and have been issued in the US and almost every part of the world. LDI recently purchased the patents in February 2003. In addition, LDI has another US patent, which improves on the original claims and more specifically applies them to the use of the process for manufacture of decorative crystal and glass giftware. These patents cover both the process of manufacturing laser-etched crystal giftware, as well as the manufacturing machine and finished giftware products themselves.

         In 1995, LDI issued a license for these patent rights and the underlying technology to Janesville Group, Ltd. of Janesville, Wisconsin, which is now a part of Norwood Promotional Products, Inc., based in Austin, Texas. That license granted certain exclusive rights for manufacture of corporate giftware in North and South America. Norwood Promotional Products, Inc. markets 20 product lines with over 6,000 products through promotional product distributors, and is believed to be the world's largest supplier of promotional products.

         In February 1999, LDI and the Janesville Group, Ltd. granted Lazer-Tek a non-exclusive license for the manufacture and sale of decorative products for the specialty advertising, premium, and retail markets in the US, Canada, Mexico, the United Kingdom, Central America, South America, and the Caribbean. Lazer-Tek pays a royalty of 17% of net sales for annual sales of up to $500,000 and 20% of net sales for annual sales of $500,000 or more. This obligation continues until April 27, 2010.

         In October 2001, LDI granted Crystalix USA a non-exclusive non-transferable license to use this technology for the manufacture and sale of decorative products in the giftware market segments, the wearable jewelry and gemstone material market segments, and the flat glass and architectural glass market segments. LDI also granted us a non-exclusive non-transferable license to manufacture, use, sell and lease laser subsurface engraving machines to LDI subsurface engraving licensees. These licenses granted by LDI are subject to the limitation that our activities cannot conflict with the exclusive rights granted to the Janesville Group unless the Janesville Group expressly agrees in writing to allow the activity. We paid LDI $25,000 for the license and are obligated to pay LDI a royalty of 10% of the net sales for decorative products sold to all market segments except the flat glass and architectural glass market segments. For those sales, the royalty rate is 3% of net sales. The obligation to pay royalties continues until April 27, 2010 or termination of the license agreement. By letter dated January 1, 2002, LDI agreed that our royalty obligations shall be no higher than $3.00 per block, recognizing that our business included facial marking and three-dimensional imaging improvements that are outside of the patents licensed to us.

         In addition to the patents described above, we have the exclusive worldwide rights to other proprietary technology. Rainer Eissing, our chief executive officer, has developed certain facial marking and three-dimensional imaging improvements that are outside of the engraving patents licensed by us. We obtained the rights to Mr. Eissing's technology by issuing Crystalix Technology 7,000,000 shares of our Class A preferred stock.

         We are currently negotiating with LDI to purchase its patents.

         Lazer-Tek  has an  interest  in US  Patent  No.  6,087,617  -  computer
graphics  system  for  generating  an  image   reproducible   inside   optically
transparent material.

         TRADEMARK AND TRADE NAME. On February 14, 2003, we applied for federal trademark registration of Crystalix and the diamond logo (serial number 76/489692). As of the date of this report, such registration has not been obtained. We hold Nevada trademarks on the Crystalix name.

         Lazer-Tek has the following federally registered trademarks:

            o    For "LTD" -  No. 2,021,941 registered December 10, 1996
            o    For "Collegiate Crystal" - No. 2,504,803 registered November
                 6, 2001

COMPETITION

         We compete generally with many other manufacturers and retailers in the giftware industry and specifically with those who offer personalized and engraved products. With regard to manufacturers of laser subsurface engraved optic glass items, we are aware of other competitors in the United States, but only a few that comply with the patents described above.

         There are numerous companies that offer laser subsurface engraved glass products for sale to the public. However, many only offer decorative glass pieces that are already engraved, as opposed to offering custom-engraved products.

         We believe that we are the leading "branded" manufacturer and retailer of laser subsurface engraved optic glass in the US gift industry, due to the breadth of our product lines and methods of distribution.

         We believe that we compete on the basis of

           o     Image quality, definition and accuracy;
           o     Crystal quality;
           o     Crystal selection;
           o     Production times;
           o     Retail location and accessibility;
           o     Creativity with respect to the art image and glass shape; and
           o     Price.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2002 and 2001, we spent $416,684 and $71,324, respectively, on research and development activities.

GOVERNMENT REGULATION AND COMPLIANCE WITH ENVIRONMENTAL LAWS

         Our marketing partners and we are subject to the type of government regulation typically associated with the operation of retail locations. These regulations pertain to the safe operation of the retail space, wages and working conditions for employees, and the proper collection of various taxes. We do not believe that compliance with these regulations presents any unusual hardship or cost.

         Compliance with environmental laws generally does not affect our business.

EMPLOYEES

         As of February 28, 2003, we employed a total of 86 persons, of which 83 were full-time. None of our employees is covered by a collective bargaining agreement.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease space for our operations as follows:

------------------------------------------------------------------------------------------------------------------
                                                            NUMBER OF                           LEASE EXPIRATION
        ADDRESS                       USAGE                SQUARE FEET       MONTHLY RENT             DATE
------------------------------------------------------------------------------------------------------------------
5720 South Arville Street      principal executive            2,967             $5,339            January 31, 2006
Suite 114                      offices and warehouse
Las Vegas, Nevada
------------------------------------------------------------------------------------------------------------------

5275 South Arville Street      Lazer-Tek offices and          6,733             $10,638             May 31, 2004
Suite 116                      production
Las Vegas, Nevada
------------------------------------------------------------------------------------------------------------------

         We also lease space in the five hotels/casinos in which we have company-owned retail kiosks. We pay rent ranging from 30% to 50% of monthly net revenues at each location. Either the hotel/casino or we can cancel the lease commitment without any further obligations upon 30 days' notice.


ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

         On February 12, 2003, Vitro Laser Group USA, Inc. and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH and us. The plaintiffs allege that Vitro and we wrongfully took two laser systems. The plaintiffs seek a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro and us from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. In addition, the plaintiffs seek from us exemplary damages for conversion of the equipment, statutory damages of $2,000 and attorneys' fees for theft of the laser systems, actual damages for unjust enrichment, and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro. With respect to Vitro, the plaintiffs seek exemplary damages for fraud, actual damages for negligent misrepresentation, actual damages and attorneys' fees for breach of contract, and actual damages for breach of fiduciary duty. Vitro asserts that it was not properly served and that it is not amenable to suit or service in the United States since it is a German company. We have filed a special appearance in the lawsuit to contest the court's jurisdiction over us. A hearing on our jurisdictional challenge has not yet been scheduled. If we are unsuccessful in our jurisdictional challenge, we intend to assert that we took possession of the equipment at the request of Vitro, with Vitro asserting ownership over the equipment due to plaintiffs' failure to pay for the equipment.

         On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against us in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. It is anticipated that we will assert various defenses to the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year ended December 31, 2002, we submitted the following matters to a vote of our shareholders by means of a written consent to action. These matters were approved by shareholders holding 21,669,000, or a majority of the outstanding shares.

-----------------------------------------------------------------------------------------------
    DATE OF CONSENT                             MATTER VOTED UPON
-----------------------------------------------------------------------------------------------
    October 3, 2002       Election of directors
-----------------------------------------------------------------------------------------------
    October 4, 2002       Approval of Stock Purchase Agreement with Crystalix USA Group, Inc.
-----------------------------------------------------------------------------------------------
    October 4, 2002       Approval of License Agreement with Crystalix Technology, Inc.
-----------------------------------------------------------------------------------------------
   November 12, 2002      Approval of name change (amendment to the Articles of Incorporation)
-----------------------------------------------------------------------------------------------
   November 12, 2002      Approval of changing domicile to Nevada
-----------------------------------------------------------------------------------------------

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our common stock has been trading on the over-the-counter bulletin board ("OTCBB") since March 2000. The common stock traded under the symbol "ABIL" from March 2000 to December 9, 2002. Since December 9, 2002, it has traded under the symbol "CYXG." The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

         FISCAL QUARTER ENDING                        HIGH BID         LOW BID

         March 31, 2001........................       $   1.41         $    .28
         June 30, 2001.........................       $    .56         $    .16
         September 30, 2001....................       $    .21         $    .16
         December 31, 2001.....................       $    .27         $    .05

         March 31, 2002........................       $    .37         $    .17
         June 30, 2002.........................       $    .24         $    .004
         September 30, 2002....................       $    .06         $    .02
         December 31, 2002.....................       $   1.50         $    .02

         On March 24, 2003, the closing bid price for the common stock on the OTC Bulletin Board was $.84.

HOLDERS

         As of February 28, 2003 there were 512 record holders of our common stock.

DIVIDENDS

         Since our inception, no cash dividends have been declared on our common stock.

EQUITY COMPENSATION PLANS

         As of December 31, 2002, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  None                          N/A                         None
approved by security holders
-------------------------------------------------------------------------------------------------------------------

Equity compensation plans not            3,000,000                      $0.25                        None
approved by security holders
-------------------------------------------------------------------------------------------------------------------

Total                                    3,000,000
-------------------------------------------------------------------------------------------------------------------

RECENT SALES OF UNREGISTERED SECURITIES

         During the fiscal year ended December 31, 2002,we sold securities that were not registered under the Securities Act of 1933 were as follows:

            o In October 2002, we issued 23,300,000 shares of our common stock to acquire all of the issued and outstanding shares of Crystalix USA Group, Inc. from that company's three stockholders in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

            o In October 2002, we issued 7,000,000 shares of our Class A preferred stock to acquire an exclusive technology license from Crystalix Technology, Inc. in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

            o In December 2002, we issued 1,250,000 shares of our common stock to acquire all of the issued and outstanding shares of Lazer-Tek Designs, Inc. and Lazer-Tek Designs, Ltd. from the sole stockholder of those companies, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act.

            o From October 2002 to December 2002, we sold 8,600,000 shares of common stock for net proceeds of $1,500,000 to 8 purchasers, in reliance upon the exemption from registration contained in Rule 506 of Regulation D.

            o From November 2002 to January 2002, we sold 296,000 shares of common stock for net proceeds of $148,000 to 6 purchasers, in reliance upon the exemption from registration contained in Rule 506 of Regulation D.

            o In December 2002, we borrowed $1,500,000 from John S. Woodward in reliance upon the exemption from registration contained in
                  Section 4(2) of the Securities Act.

         None of the transactions involved any underwriters or underwriting discounts or commissions. All of the purchasers were deemed to be sophisticated financially and with regard to an investment in our securities.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

         Effective October 4, 2002, an arrangement was completed between the company, then known as Americabilia.com, Inc. and Crystalix USA Group, Inc., a Nevada corporation, whereby the shareholders of Crystalix USA exchanged all of their common shares for 23,300,000 shares of Americabilia common stock. At the same time, we issued 7,000,000 shares of Americabilia Class A preferred stock to acquire a technology license from Crystalix Technology, Inc.

         Immediately following the acquisition, the former shareholders of Crystalix USA held approximately 77.6% of Americabilia's total issued and outstanding common shares. Crystalix USA was thereby deemed to be the acquiror and surviving company for accounting purposes. Accordingly, the transaction has been accounted for as a reverse acquisition using the purchase method whereby the assets and liabilities of Americabilia have been recorded at their fair market values and operating results have been included in the company's financial statements from the effective date of purchase. The net assets of Crystalix USA are included in the balance sheet at their historical book values and its results of operations have been presented for the comparative prior period.

         On December 23, 2002, we acquired Lazer-Tek for 1,250,000 shares of our common stock valued at $1,125,000 and an acquisition consulting fee obligation of $400,000. This acquisition has been accounted for using the purchase method. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management, upon reliance on an independent valuation report, on the date of acquisition, which approximated $3.2 million. The excess of fair value of the acquired net assets over the cost has been allocated as a pro rata reduction of all the acquired assets, excluding financial assets, assets to be disposed of by sale, deferred tax assets, pension or other post-retirement benefit plans, and any other current assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         LEASE REVENUE. Lease revenue is recognized over the contractual lives of the various leases. Our revenue recognition policies are in compliance with all applicable accounting regulations issued by the American Institute of Certified Public Accountants and including Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements." Any revenue from arrangements with multiple elements are allocated to each element of the arrangement, based on the relative fair values using specific objective evidence. If no such objective evidence exists, revenue from the arrangements is not recognized until the entire arrangement is completed and accepted by the customer (lessee). Once the amount of the revenue for each element is determined, we recognize revenue as each element is completed, delivered, and accepted by the customer (lessee) and only when no further contingencies or material performance obligations are warranted.

         PRODUCT SALES. Revenue from the sale of laser inscribed products is recognized when title to the products is transferred to the customer, which is point of sale at retail locations or customer acceptance for custom-designed crystals), and only when no further contingencies or material performance obligations are warranted. Revenue from the sale of glass cube products is recognized when title to the products is transferred to the customer-lessee, which is upon shipment, and only when no further contingencies or material performance obligations are warranted.

         ROYALTY REVENUE. We recognize royalty revenue from licensing our technology only when earned with no further contingences or material performance obligations are warranted.

         DEFERRED REVENUE. Deferred revenue represents amounts received as non-refundable payments upon the signing of the contract and delivery of the LaserMark II equipment, for which revenue will be recognized over the term of the license/lease period. Deposits received from potential customers/lessees, who have not yet received the LaserMark II equipment, are accounted as refundable customer-lessee deposits on the balance sheet.

RESULTS OF OPERATIONS

         Crystalix USA was formed in November 2001. Accordingly, while comparative information is presented for the period ended December 31, 2001, such information is not necessarily useful in evaluating our results of operations since it represents less than two months of operations. Also, we had only one location operating in 2001, at the Mandalay Bay Resort and Casino in Las Vegas, Nevada. During 2002, 38 locations were in operation.

         Our net revenues are derived from product sales, lease revenue, and royalty revenue. We generate product sales through the sale of engraved glass products to customers in our retail kiosks, to corporate customers, and through the sale of glass blanks, display bases, and related products to our marketing partners. We receive lease revenues and royalty revenues from our marketing partners under the terms of master equipment leases and software licenses they have executed with us. Since we did not commence marketing partner arrangements until 2002, there were no lease revenues or royalty revenues in 2001.

         The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. The lease cost of revenue consists primarily of the amortization of property, plan and equipment, including the direct personnel costs and direct product costs associated with the assembly of our leased equipment. Royalty cost of revenue consists of the royalty payments we make to Laser Design International.

         We realized a gross profit margin of 49% for 2002. If we are successful in our acquisition of Laser Design International, we should be able to increase the gross profit margin for 2003 as our royalty obligations would decrease.

         In 2002 we incurred research and development expenses for product development integration activities for our laser engraving system. We expect to incur approximately the same amount in 2003 as we continue to enhance the functionality and capabilities of our engraving system.

         Payroll and related benefits comprised approximately 45% of our operating expenses for fiscal 2002. As we continue to expand our operations, we expect this expense to increase as our revenues increase.

         General and administrative expenses consisted primarily of rent for office space, legal and accounting fees, professional services, and support employees. We expect general and administrative expenses to increase for 2003 if we continue to increase both corporate sales and the expansion of retail locations, and proceed with our plans for a public offering of our stock and the listing of our common stock on Nasdaq or a stock exchange.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, we had a working capital surplus of $511,575. Our cash and cash equivalents at December 31, 2002 were $641,325, as compared to $28,094 at December 31, 2001. During the 2002 fiscal year, our operating activities and financing activities provided cash of $1,111,641 and $2,439,121, respectively, while investing activities used cash of $2,937,531.

         We used $2,416,104 for the purchase of property and equipment, which consisted principally of equipment for laser engraving systems and expansion of our network of kiosk locations. We also used $339,845 to acquire intangible assets and $200,000 for an advance to Vitro Laser.

         We obtained $1,105,100 from the sale of common stock and borrowed $1,500,000. Interest on the loan is charged at 13.5% per annum, and the loan is secured by all of the capital stock of Lazer-Tek, is due January 20, 2004, and requires monthly interest payments of $16,875. Proceeds of the loan were used primarily for the Lazer-Tek acquisition. Through December 31, 2002, we had incurred $76,000 for deferred offering costs in connection with a proposed secondary public offering described below.

         We have current debt incurred in connection with the Lazer-Tek acquisition in the principal amount of $1,252,680, consisting of $852,680 owed to a former creditor of Lazer-Tek due April 30, 2003, and $400,000 owed to a shareholder in quarterly payments beginning April 1, 2003 for consulting fees. Due to certain inaccuracies in Lazer-Tek's accounting discovered while auditing our financial statements, we are renegotiating the purchase price paid for Lazer-Tek and renegotiating with the creditor and shareholder.

PLAN OF OPERATION

         We believe that we have positioned the company to become a leader in the sub-surfaced glass etching industry. Our management has developed a 2003 roll-out plan of the following:

             o 24 new corporate owned and operated locations in the United States and Europe
             o    48 new marketing partners in the United States and Europe
             o    Agreements with strong infinity groups (i.e. NASCAR, NBA, MLB)
             o Possible addition and/or consolidation of an office and production facility
             o Further development and enhancement of our equipment and software

         With our current cash flow and proposed growth pattern, we will require additional capital. On December 12, 2002, we signed a letter of intent with an underwriter for a secondary public offering of our common stock. We intend to file a registration statement as soon as possible, but do not anticipate the receipt of offering proceeds for several months. To address cash needs not met by internal cash flow prior to receipt of offering proceeds, we plan to privately place shares of our common stock and/or borrow funds.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) risks pertaining to implementation of our proposed expansion of our distribution network; (2) competitive pressures in the giftware industry; (3) disputes or claims regarding the company's proprietary rights to its software and intellectual property; (4) acceptance of our products by corporate customers; (5) costs of desirable retail locations;
(6) availability of suitable optic glass; (7) general economic and business conditions; (8) ability to successfully integrate acquired operations; and (9) other factors over which we have little or no control.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On September 9, 2002, we dismissed Deloitte & Touche LLP ("Deloitte") as our independent public accountants. Our board of directors participated in and approved the decision to dismiss Deloitte.

         The reports of Deloitte on our financial statements for the two fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report for the year ended December 31, 2001 included a paragraph on the uncertainty of our company to continue as a going concern as follows:

         "The accompanying 2001 consolidated financial statements have been prepared assuming that the Registrant will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Registrant's recurring losses from operations, negative working capital, and stockholders' deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During the preceding two fiscal years and through September 9, 2002, there were no disagreements between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which, if not resolved to Deloitte's satisfaction would have caused Deloitte to make reference to the subject matter of the disagreements in connection with Deloitte's report on our financial statements.

         During the preceding two fiscal years and through September 9, 2002, there were no reportable events required to be disclosed pursuant to Item 304(a)(1)(v).

         Pursuant to Item 304(a)(3), on September 12, 2002, Deloitte furnished us with a letter addressed to the Securities and Exchange Commission stating it agreed with the statements made by us in response to Item 304(a). A copy of that letter was filed as an exhibit to our report on Form 8-K, filed September 13, 2002.

         On September 9, 2002, we engaged Stonefield Josephson, Inc. as our independent accountants for the fiscal year ending December 31, 2002. This change in accountants was recommended by our executive management and approved by our board of directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors are:

        NAME                               AGE     POSITION
        Rainer Eissing                      45     Chairman of the Board of Directors and Chief
                                                   Technology Officer

        Henry E. "Hank" Cartwright          64     Chief Executive Officer (starting in April 2003)

        Marc Janssens                       47     Director and President

        Oswaldus Van Dam                    45     Director, Director of Technical Operations,
                                                   Corporate Secretary, and Interim Chief Financial
                                                   Officer

        Kevin F. Pickard                    39     Chief Financial Officer (starting in April 2003)

        Patty Hill                          44     Controller

        John S. Woodward                    50     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

RAINER EISSING, CHAIRMAN OF THE BOARD OF DIRECTORS AND CHIEF TECHNOLOGY OFFICER

         Mr. Eissing has been our chairman of the board of directors and chief executive officer since October 2002. He is the developer of the 3-D software and the laser unit used by Crystalix. Mr. Eissing founded Crystalix USA in 2001 and Crystalix GmbH Berlin in 1997 and has served as the chief executive officer of both companies since their inception. Mr. Eissing was a founder of EWS Rainer Eissing, a German laser development company that has provided consulting services to electronic manufacturers since 1994. Mr. Eissing is the holder of four patents, including two German patents involving our technology. Mr. Eissing received a doctorate degree in electrical engineering from the TU Institute of Electro Technical Engineering in Berlin, Germany. Mr. Eissing has not served for any directorships in any other reporting companies.

HENRY E. "HANK" CARTWRIGHT, CHIEF EXECUTIVE OFFICER (STARTING IN APRIL 2003)

         Mr. Cartwright has agreed to become our chief executive officer as of April 2003. From September 1999 until our purchase of Crystalix USA in October 2002, he was the chairman of the board of americabilia.com, Inc. Mr. Cartwright served as chairman of the board of Major Video Corp. from December 1982 until its merger with Blockbuster Entertainment Corporation in January 1989. In September 1993, Mr. Cartwright founded Back to the 50's, Inc., a company that sold 50's and 60's memorabilia through a mail order catalog and showroom. Back to the 50's, Inc. was acquired by Crowne Ventures, Inc. in November 1995. Mr. Cartwright served as a director of Crowne Ventures, Inc. from 1995 until he resigned in April 1998. Mr. Cartwright is also currently engaged in the management of his investments in real estate and other ventures.

MARC JANSSENS, DIRECTOR AND PRESIDENT

         Mr. Janssens has been our president since March 2003 and a director since October 2002. He also served as our secretary and treasurer from October 2002 to March 2003. Mr. Janssens has served as the secretary and treasurer of Crystalix USA since its inception in November 2001. From 1995 to 2001, Mr. Janssens served as the director of marketing and sales for Spartacus Management Company, Inc., an advertising and promotional company in Chatsworth, California, that manufactured promotional logo recognition products. In 1990, Mr. Janssens founded Benchmarc Communications, Chatsworth, California, and served as its president to 1995. Benchmarc Communications provided organization services for US conventions and international incentive travel. From 1986 to 1990, Mr. Janssens was a sales and marketing officer for United States Lines-International Container Transport. From 1982 to 1986, Mr. Janssens served as an account executive for McCann-Erickson Advertising Group in Brussels, Paris and Amsterdam, where he was responsible for advertising accounts such as BMW, Benelux, Tupperware Europe, Van Heusen Fashions, Opel Automotive, and Proctor and Gamble. Mr. Janssens received a bachelor's degree in marketing and advertising sciences from the Stedelijk Instituut in Brussels, Belgium and graduated from Antwerp Atheneum, Belgium (a three-year course), having studied business English and business German. Mr. Janssens has not served as a director for any other reporting companies.

OSWALDUS ("EDGAR") VAN DAM, DIRECTOR, DIRECTOR OF TECHNICAL OPERATIONS, CORPORATE SECRETARY AND INTERIM CHIEF FINANCIAL OFFICER

         Mr. Van Dam has been a director since February 2003. He served as the director of technical operations of Crystalix USA from July 2002 and now serves in that capacity for us. In 1989, Mr. Van Dam founded Van Dam European, an automobile dealership located in San Francisco, California. He served as its general manager until joining Crystalix USA in 2002. Mr. Van Dam has not served as a director for any other reporting companies.


KEVIN F. PICKARD, CHIEF FINANCIAL OFFICER (STARTING IN APRIL 2003)

         Mr. Pickard has agreed to become our chief financial officer as of April 2003. He is a certified public accountant, licensed in North Carolina, Arizona, and California. Since July 1998, he has been the owner of Pickard & Company, CPA's P.C. in Valencia, California. He has provided management consulting services to small to medium-sized companies. Such services have included due diligence on potential acquisitions, the preparation of projections and business plans, assistance with restructuring of companies, posturing companies for initial public offerings, and the review and preparation of filings with the Securities and Exchange Commission. From August 1996 to July 1998, he was a partner with Singer Lewak Greenbaum & Goldstein, LLP, Los Angeles, California, where he co-managed the accounting firm's securities industry practice group, which performed audits and provided consulting services to publicly-traded companies. Mr. Pickard was a business assurance manager for Coopers & Lybrand, L.L.P., in various offices from September 1987 to July 1993 and from April 1994 to August 1996. He received a master's degree and bachelor's degree in accountancy from Brigham Young University.

PATTY HILL, CONTROLLER

         Ms. Hill has been the controller of Lazer-Tek since October 2002 and became our controller in December 2002. From November 2000 to April 2002, she was the controller for 1st National Processing, Inc., a credit card processing company in Las Vegas, Nevada, where she was responsible for development, implementation, and management of internal accounting for that company. Ms. Hill was a divisional controller for Smartcertify, Inc., a multinational software corporation in Clearwater, Florida, from January 1997 to September 2000. From July 1994 to November 1996, she was the assistant business manager for Citicaster, Inc./WTSP-TV in St. Petersburg, Florida. From May 1986 to May 1994, she worked for companies in St. Paul, Minnesota, as an accounting manager/supervisor. Ms. Hill received a bachelor of science degree as an accounting major from the University of Minnesota School of Management.

JOHN S. WOODWARD, DIRECTOR

         Mr. Woodward became a director in February 2003. He served briefly as our president, from February 2003 to March 2003. Mr. Woodward is a semi-retired estate planning attorney, and has been licensed in California since 1980. He joined Crystalix USA in the spring of 2002 as a partner in one of the company-owned locations at the Forum Shops at Caesars Palace in Las Vegas, Nevada. Mr. Woodward received a degree in psychology from the University of Southern California and his law degree from Southwestern School of Law. He participates on boards of many foundations and charitable organizations and consults to a limited number of clients.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         From October 2002 to February 2003, Armin Van Damme was our president and a director and his brother, Othmar Van Dam, was our executive vice president and a director. Both men resigned, believing that certain legal proceedings in their backgrounds might impair our ability to proceed with a proposed listing of our common stock on Nasdaq or a stock exchange.

         On January 27, 1995, both men agreed to plead guilty to conspiracy to commit offenses against the United States under 18 U.S.C. ss.371. They were sentenced to 15 months imprisonment and three years of supervised release, which was served and the probation completed in September 1999. They were also ordered to make restitution of $468,931, which is still being paid.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2002, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except for the following:

--------------------------------------------------------------------------------------------------------------------
REPORTING PERSON                                    DATE REPORT DUE                       DATE REPORT FILED
--------------------------------------------------------------------------------------------------------------------
Rainer Eissing                                    Form 3 due 10/14/02                         10/23/02
--------------------------------------------------------------------------------------------------------------------
Oswaldus Van Dam                                  Form 3 due 10/14/02                         10/23/02
--------------------------------------------------------------------------------------------------------------------
Marc Janssens                                     Form 3 due 10/14/02                         10/23/02
--------------------------------------------------------------------------------------------------------------------
Armin Van Damme                                   Form 3 due 10/14/02                         10/23/02
--------------------------------------------------------------------------------------------------------------------
Othmar Van Dam                                    Form 3 due 10/14/02                         10/23/02
--------------------------------------------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                                                SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                  ---------------------------------------
                                ANNUAL COMPENSATION                        AWARDS              PAYOUTS
                  ---------------------------------------------------------------------------------------
                                                       OTHER       RESTRICTED    SECURITIES
  NAME AND                                             ANNUAL        STOCK       UNDERLYING      LTIP      ALL OTHER
  PRINCIPAL        FISCAL                             COMPENSA-     AWARD(S)      OPTIONS/      PAYOUTS    COMPENSA-
  POSITION          YEAR    SALARY ($)    BONUS ($)    TION ($)       ($)         SARS (#)        ($)      TION($)(1)

----------------------------------------------------------------------------------------------------------------------
 Rainer Eissing,    2002      226,000        -0-          -0-          -0-        800,000        -0-          -0-
 Chief Executive
 Officer (2)(3)
----------------------------------------------------------------------------------------------------------------------
Armin Van Damme,    2002      218,584        -0-          -0-          -0-        800,000        -0-          -0-
President (2)(4)
----------------------------------------------------------------------------------------------------------------------



                                                SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                  ---------------------------------------
                                ANNUAL COMPENSATION                        AWARDS              PAYOUTS
                  ---------------------------------------------------------------------------------------
                                                       OTHER       RESTRICTED    SECURITIES
  NAME AND                                             ANNUAL        STOCK       UNDERLYING      LTIP      ALL OTHER
  PRINCIPAL        FISCAL                             COMPENSA-     AWARD(S)      OPTIONS/      PAYOUTS    COMPENSA-
  POSITION          YEAR    SALARY ($)    BONUS ($)    TION ($)       ($)         SARS (#)        ($)      TION($)(1)

----------------------------------------------------------------------------------------------------------------------


 Othmar Van Dam,    2002      199,885        -0-          -0-          -0-        800,000        -0-          -0-
 Executive Vice
President (2) (4)
----------------------------------------------------------------------------------------------------------------------
 Gary R. Moore,     2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  President (5)     2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
                    1999        -0-          -0-          -0-          -0-          -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------

----------------
(1) Does not include the value of a car furnished by us for use by Rainer Eissing, Armin Van Damme, and Othmar Van Dam.
(2) Such officers commenced their employment with us on October 4, 2002. The compensation shown includes that paid by Crystalix USA Group in 2002.
(3) Includes amounts paid to Mr. Eissing through his company. See Item 12. Certain Relationships and Related Transactions.
(4)      Such officers resigned in February 2003.
(5)      Mr. Moore was the President from September 1999 to October 2002.


                                           OPTION/SAR GRANTS IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------

                                                  INDIVIDUAL GRANTS

------------------------------------------------------------------------------------------------------------------
                             NUMBER OF SECURITIES      PERCENT OF TOTAL
                                  UNDERLYING         OPTIONS/SARS GRANTED      EXERCISE OR BASE
           NAME              OPTIONS/SARS GRANTED      TO EMPLOYEES IN           PRICE ($/SH)        EXPIRATION DATE
                                     (#)                 FISCAL YEAR
------------------------------------------------------------------------------------------------------------------
      Rainer Eissing               800,000                  26.7%                   $0.25                11/7/06
------------------------------------------------------------------------------------------------------------------
     Armin Van Damme               800,000                  26.7%                   $0.25                11/7/06
------------------------------------------------------------------------------------------------------------------
      Othmar Van Dam               800,000                  26.7%                   $0.25                11/7/06
------------------------------------------------------------------------------------------------------------------
        Gary Moore                   -0-                      --                      --                   --
------------------------------------------------------------------------------------------------------------------

         The options shown above are not exercisable until November 7, 2004.

                     AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------
                                                                        NUMBER OF SECURITIES
                                                                             UNDERLYING         VALUE OF UNEXERCISED
                                                                            UNEXERCISED             IN-THE-MONEY
                                                                          OPTIONS/SARS AT         OPTIONS/SARS AT
                          SHARES ACQUIRED ON                            FISCAL YEAR END (#)     FISCAL YEAR END ($)
         NAME                EXERCISE (#)        VALUE REALIZED ($)
---------------------------------------------------------------------------------------------------------------------
                                                                            EXERCISABLE/            EXERCISABLE/
                                                                           UNEXERCISABLE           UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
    Rainer Eissing                -0-                    -0-                -0-/800,000             -0-/600,000
---------------------------------------------------------------------------------------------------------------------
    Armin Van Damme               -0-                    -0-                -0-/800,000             -0-/600,000
---------------------------------------------------------------------------------------------------------------------
    Othmar Van Dam                -0-                    -0-                -0-/800,000             -0-/600,000
---------------------------------------------------------------------------------------------------------------------
      Gary Moore                  -0-                    -0-                  -0-/-0-                 -0-/-0-
---------------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

         Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

EMPLOYMENT CONTRACTS

         On October 7, 2002, we entered into employment agreements with Rainer Eissing, Armin Van Damme, Othmar Van Dam, Marc Janssens, and Oswaldus Van Dam. In January 2003, all of these agreements were rescinded for no consideration. We are currently negotiating new agreements with these persons.

STOCK OPTION PLANS

         We do not have any stock option plans at this time, but plan to adopt a plan for our employees in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the common stock of the Company, as of December 31, 2002:

------------------------------------------------------------------------------------------------------------------
        NAME AND ADDRESS OF BENEFICIAL OWNER (1)          AMOUNT AND NATURE OF BENEFICIAL    PERCENT OF CLASS (2)
                                                                     OWNERSHIP
------------------------------------------------------------------------------------------------------------------
Rainer Eissing                                                     8,621,000 (3)                     20.5%
------------------------------------------------------------------------------------------------------------------

Armin Van Damme                                                    5,126,000 (4)                     12.2%
------------------------------------------------------------------------------------------------------------------

Othmar Van Dam                                                     5,126,000 (4)                     12.2%
------------------------------------------------------------------------------------------------------------------

Marc Janssens                                                      2,796,000 (5)                     6.7%
------------------------------------------------------------------------------------------------------------------

Oswaldus Van Dam                                                   1,631,000 (6)                     3.9%
------------------------------------------------------------------------------------------------------------------

John S. Woodward                                                     1,000,000                       2.4%
------------------------------------------------------------------------------------------------------------------

Patty Hill                                                              -0-                           --
------------------------------------------------------------------------------------------------------------------

All officers and directors as a group  (5 persons)                   14,048,000                      33.4%
------------------------------------------------------------------------------------------------------------------

-------------------
(1) To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each person beneficially owning more than 5% of our common stock is c/o Crystalix Group International, Inc., 5720 South Arville Street, Suite 114, Las Vegas, Nevada 89118.

(2) This table is based on 42,032,972 shares of Common Stock outstanding as of March 27, 2002. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from December 31, 2002, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)  Does not include 2,590,000 shares of Class A preferred stock.

(4)  Does not include 1,540,000 shares of Class A preferred stock.

(5)  Does not include 840,000 shares of Class A preferred stock.

(6)  Does not include 490,000 shares of Class A preferred stock.

         Rainer Eissing, Armin Van Damme, and Othmar Van Dam may be deemed to be the "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

CHANGES IN CONTROL

         To enable us to proceed with a proposed listing of our common stock on Nasdaq or a stock exchange, it is likely that Armin Van Damme and Othmar Van Dam will dispose of a significant portion of their stock holdings so that they will no longer own more than 5% of our outstanding common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Other than as disclosed below, none of our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

         We owed Hank Cartwright, our former chairman of the board and president, approximately $308,000 at September 30, 2002. Mr. Cartwright forgave this debt as part of the acquisition of Crystalix USA.

         During the year ended December 31, 2002 and the period since inception on November 9, 2001 to December 31, 2001, purchases of equipment from Entwicklungen Werbetechnik Software, a company wholly-owned by Rainer Eissing, amounted to approximately $2,160,000 and $140,000, respectively. Included in accounts payable and accrued expenses at December 31, 2002 is approximately $115,000 due to EWS. This related party vendor does not have any formal agreement. Management believes that these transactions are negotiated at arm's length. During the year ended December 31, 2002 and for the period since inception on November 9, 2001 to December 31, 2001, purchases of technology consulting services from EWS amounted to approximately $191,000 and $70,000, respectively. We have included these amounts in the Summary Compensation Table in Item 10.

         On December 20, 2002, we borrowed $1,500,000 from John S. Woodward. At the time of the loan, Mr. Woodward was not an officer or director of our company. He became a director in February 2003. The note accrues interest at the annual rate of 7-1/8% but may increase in order to maintain a 4% margin above Mr. Woodward's borrowing rate. We are currently paying interest at the rate of 13.5% per annum. Interest is payable on the first day of each month, beginning January 1, 2003. The note was originally due June 30, 2003 and is secured by all of the assets and our ownership interest in Lazer-Tek Designs, Ltd. Mr. Woodward has agreed to extend his note to January 20, 2004 in exchange for guaranteed interest.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits to this Form 10-KSB:

---------------------------------------------------------------------------------------------------------------------
    REGULATION                                                   EXHIBIT
    S-B NUMBER
---------------------------------------------------------------------------------------------------------------------
       2.1          Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix
                    USA Group, Inc. (1)
---------------------------------------------------------------------------------------------------------------------
       2.2          Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International,
                    Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
---------------------------------------------------------------------------------------------------------------------
       2.3          Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International,
                    Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
---------------------------------------------------------------------------------------------------------------------
       3.1          Articles of Incorporation of Crystalix Group International, Inc.
---------------------------------------------------------------------------------------------------------------------
       3.2          Bylaws of Americabilia.com, Inc. (4)
---------------------------------------------------------------------------------------------------------------------
       10.1         Form of Master Equipment Lease and Software License Agreement
---------------------------------------------------------------------------------------------------------------------
       10.2         Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and
                    Crystalix USA Group
---------------------------------------------------------------------------------------------------------------------
       10.3         Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and
                    Lazer-Tek Designs, Ltd.



---------------------------------------------------------------------------------------------------------------------
    REGULATION                                                   EXHIBIT
    S-B NUMBER
---------------------------------------------------------------------------------------------------------------------
       10.4         Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window &
                    Door Company and Crystalix USA Group, and amendment thereto
---------------------------------------------------------------------------------------------------------------------
       10.5         Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd.
---------------------------------------------------------------------------------------------------------------------
       10.6         Promissory note to John S. Woodward dated December 20, 2002
---------------------------------------------------------------------------------------------------------------------
       10.7         Promissory note to Kevin Ryan dated December 23, 2002
---------------------------------------------------------------------------------------------------------------------
       21.1         Subsidiaries of Crystalix Group International, Inc.
---------------------------------------------------------------------------------------------------------------------
       99.1         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 of Chief Executive Officer
---------------------------------------------------------------------------------------------------------------------
       99.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002 of Chief Financial Officer
---------------------------------------------------------------------------------------------------------------------

--------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.

(b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

-------------------------------------------------------------------------------------------------------------------------
   Date of
   Report      Date Filed                         Items Reported                               Financial Statements Filed
-------------------------------------------------------------------------------------------------------------------------
09/12/02       09/13/02    Changes in registrant's certifying accountant                       no
-------------------------------------------------------------------------------------------------------------------------

10/04/02       10/09/02    Changes in control of registrant;  Acquisition or disposition       no
                           of assets; Other events; Change in fiscal year
-------------------------------------------------------------------------------------------------------------------------

10/04/02       11/06/02    Changes in control of registrant,  Acquisition or disposition       Financial statements of
                           of assets, Other events, Change in fiscal year                      Crystalix USA Group, Inc.
-------------------------------------------------------------------------------------------------------------------------

11/14/02       11/18/02    Other events                                                        no
-------------------------------------------------------------------------------------------------------------------------

11/14/02       11/18/02    Other events                                                        no
-------------------------------------------------------------------------------------------------------------------------

11/25/02       12/04/02    Other events                                                        no
-------------------------------------------------------------------------------------------------------------------------

12/10/02       12/13/02    Other events                                                        no
-------------------------------------------------------------------------------------------------------------------------

12/15/02       12/18/02    Other events                                                        no
-------------------------------------------------------------------------------------------------------------------------

12/23/02       12/27/02    Acquisition or disposition  of assets;  Financial  statements       no
                           and exhibits
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------------
   Date of
   Report      Date Filed                         Items Reported                               Financial Statements Filed
-------------------------------------------------------------------------------------------------------------------------
12/23/02       12/30/02    Acquisition or disposition  of assets;  Financial  statements       no
                           and exhibits
-------------------------------------------------------------------------------------------------------------------------

10/04/02       01/16/03    Change in fiscal year                                               no
-------------------------------------------------------------------------------------------------------------------------


ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934 within 90 days of the filing date of this report. Based on their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the date of the evaluation.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CRYSTALIX GROUP INTERNATIONAL, INC.



Date:   APRIL 4, 2003                  By:  /s/ MARC JANSSENS
       -----------------------------      -----------------------------------
                                          Marc Janssens, Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                              DATE


                                                  President and Director (Principal                APRIL 4, 2003
/s/ MARC JANSSENS                                 Executive Officer)                             -----------------
--------------------------------------------
Marc Janssens


/s/ RAINER EISSING                                Chairman  of the  Board of  Directors            APRIL 4, 2003
--------------------------------------------      and Chief Technology Officer                   -------------------
Rainer Eissing


/s/ OSWALDUS VAN DAM                              Secretary, Interim Chief Financial               APRIL 4, 2003
--------------------------------------------      Officer                                        -------------------
Oswaldus Van Dam                                  (Principal Financial and Accounting
                                                  Officer)


/s/ JOHN S. WOODWARD                                                                               APRIL 4, 2003
--------------------------------------------      Director                                       -------------------
John S. Woodward


                                 CERTIFICATIONS


I, Marc Janssens, certify that:


1. I have reviewed this annual report on Form 10-KSB of Crystalix Group International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)     evaluated  the  effectiveness  of  the   registrant's  disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)     any  fraud,  whether  or not material,  that involves  management
               or  other   employees  who  have  a   significant   role  in  the
               registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003
                                       /s/ MARC JANSSENS
                                     ---------------------------------------
                                     Chief Executive Officer

                                 CERTIFICATIONS


I, Oswaldus Van Dam, certify that:


1. I have reviewed this annual report on Form 10-KSB of Crystalix Group International, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b)     evaluated  the  effectiveness  of  the   registrant's  disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b)     any  fraud,  whether  or not material,  that involves  management
               or  other   employees  who  have  a   significant   role  in  the
               registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: April 4, 2003

                                       /s/ OSWALDUS VAN DAM
                                     -----------------------------------------
                                     Interim Chief Financial Officer

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002







                                    CONTENTS

                                                                    PAGE


INDEPENDENT AUDITORS' REPORT                                         F-2

CONSOLIDATED FINANCIAL STATEMENTS:
  Consolidated Balance Sheet                                         F-3
  Consolidated Statements of Operations                              F-4
  Consolidated Statement of Stockholders' Equity                     F-5
  Consolidated Statements of Cash Flows                           F-6 - F-7
  Notes to Consolidated Financial Statements                      F-8 - F-30

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Crystalix Group International, Inc. and Subsidiaries
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Crystalix Group International, Inc. (a Nevada Corporation) and Subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2002 and for the period since inception on November 9, 2001 to December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crystalix Group International, Inc. and Subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002 and for the period since inception on November 9, 2001 to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 7, 2003

               CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARY

                 CONSOLIDATED BALANCE SHEET - DECEMBER 31, 2002

                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                    $      641,325
   Accounts receivable, net of allowance for doubtful accounts of $103,181           2,517,814
   Inventory                                                                           878,540
   Stock subscriptions receivable, collected in January 2003                           488,000
   Other current assets                                                                190,736
                                                                                ---------------

          Total current assets                                                       4,716,415
                                                                                ---------------

PROPERTY AND EQUIPMENT, net including equipment acquired
  from a related party, at cost of approximately $2,300,000                          2,908,596
                                                                                ---------------

INTANGIBLE ASSETS:
   Licenses and related costs, net of accumulated amortization of $7,300             1,771,501
   Capitalized software costs                                                          326,490
   Website development costs                                                           150,333
   Customer lists and relationships                                                    306,525
   Artwork library                                                                     895,995
   Tradename and trademark                                                              15,719
                                                                                ---------------
                                                                                     3,466,563
                                                                                ---------------
DEFERRED TAX ASSET                                                                     550,000
                                                                                ---------------
OTHER ASSETS:
   Deferred offering costs                                                              76,000
   Advances to Vitro Laser, GmbH                                                       200,000
                                                                                ---------------
                                                                                       276,000
                                                                                ---------------
          Total assets                                                          $   11,917,574
                                                                                ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITITIES
   Accounts payable and accrued expenses                                        $    1,014,231
   Customer deposits                                                                   370,964
   Income taxes payable                                                                550,000
   Current portion of loans payable                                                  1,252,680
   Current portion of notes payable                                                     36,965
   Current portion of deferred revenue                                                 980,000
                                                                                ---------------
          Total current liabilities                                                  4,204,840
                                                                                ---------------
NOTES PAYABLE, less current portion                                                    170,663
                                                                                ---------------
LOANS PAYABLE, less current portion                                                  1,500,000
                                                                                ---------------
DEFERRED REVENUE, less current portion                                               3,634,509
                                                                                ---------------
          Total liabilities                                                          9,510,012
                                                                                ---------------

COMMITMENTS AND CONTINGENCIES (NOTE 14)                                                      -

STOCKHOLDERS' EQUITY:
   Preferred stock - Class A, $0.001 par value, 10 million shares authorized,
     7,000,000 Class A shares issued and outstanding                                     7,000
   Common stock, $0.001 par value, 300 million shares authorized
     39,995,192 shares issued and outstanding                                           39,995
   Additional paid-in capital                                                        2,671,105
   Other comprehensive loss - foreign currency translation                                (895)
   Accumulated deficit                                                                (309,643)
                                                                                ---------------
          Total stockholders' equity                                                 2,407,562
                                                                                ---------------

          Total liabilities and stockholders' equity                            $   11,917,574
                                                                                ===============


The accompanying notes are an integral part of these consolidated financial statements.

               CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the period since
                                                                                  inception on
                                                           Year ended           November 9, 2001
                                                          December 31,           to December 31,
                                                              2002                     2001
                                                       ------------------     --------------------
NET REVENUE:
  Product sales                                        $      3,428,835       $          191,588
  Lease revenue                                                 714,492                      -
  Royalty revenue                                               521,528                      -
                                                       -----------------      -------------------
                                                              4,664,855                  191,588
                                                       -----------------      -------------------

COST OF REVENUE:
  Product                                                     1,837,598                  109,775
  Lease                                                         409,166                      -
  Royalty                                                       111,248                    3,657
                                                       -----------------      -------------------
                                                              2,358,012                  113,432
                                                       -----------------      -------------------

GROSS PROFIT                                                  2,306,843                   78,156
                                                       -----------------      -------------------

OPERATING EXPENSES:
  Research and development                                      416,684                   71,324
  Payroll and related benefits                                1,161,673                    7,560
  General and administrative expenses                         1,011,142                   14,594
                                                       -----------------      -------------------
                                                              2,589,499                   93,478
                                                       -----------------      -------------------

LOSS FROM OPERATIONS                                           (282,656)                 (15,322)
                                                       -----------------      -------------------

OTHER (EXPENSE) INCOME:
  Interest income                                                (2,790)                     -
  Interest expense                                               14,455                      -
                                                       -----------------      -------------------
                                                                 11,665                      -
                                                       -----------------      -------------------
LOSS FROM OPERATIONS BEFORE
  PROVISION FOR INCOME TAXES                                   (294,321)                 (15,322)
                                                       -----------------      -------------------

PROVISION FOR INCOME TAXES:
  Current                                                      (550,000)                  (5,200)
  Deferred                                                      550,000                    5,200
                                                       -----------------      -------------------
                                                                    -                        -
                                                       -----------------      -------------------

NET LOSS                                               $       (294,321)      $          (15,322)
                                                       =================      ===================

NET LOSS PER SHARE, basic and diluted                  $          (0.01)      $            (0.00)
                                                       =================      ===================
WEIGHTED AVERAGE COMMON EQUIVALENT
  SHARES OUTSTANDING, BASIC AND DILUTED                      26,255,422                23,300,000
                                                       =================      ====================


The accompanying notes are an integral part of these consolidated financial statements.

               CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARY

   FOR THE PERIOD SINCE INCEPTION ON NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                Preferred stock - Class A         Common stock          Additional       Other
                                                -------------------------         ------------           paid-in     comprehensive
                                                  Shares         Amount        Shares      Amount        capital         loss
                                                  ------         ------        ------      ------        -------         ----
Founder shares issued at inception on
November 9, 2001                                7,000,000       $  7,000     23,300,000   $ 23,300    $   (30,200)   $      -

Net loss for the period since
November 9, 2001 to December 31, 2001
                                               -----------      ---------   ------------  ---------   ------------   -----------

Balance at December 31, 2001                    7,000,000       $  7,000     23,300,000   $ 23,300    $   (30,200)   $       -
                                               -----------      ---------   ------------  ---------   ------------   -----------

Shares issued for public shell merger
transaction                                                                   6,669,192      6,669         (1,669)           -

Sale of shares through private placement
offering                                                                      8,776,000      8,776      1,579,224

Shares issued for acquisition of Lazer
Tek Designs                                                                   1,250,000      1,250      1,123,750

Foreign currency translation adjustment                                                                                   (895)

Net loss for the year ended December 31,
2002
                                               -----------      ---------   ------------  ---------   ------------   -----------

Balance at December 31, 2002                    7,000,000       $  7,000     39,995,192   $ 39,995    $ 2,671,105    $     (895)
                                               ===========      =========   ============  =========   ============   ===========


                                                                         Total
                                                    Accumulated      stockholders'
                                                      deficit           equity
                                                      -------           ------
Founder shares issued at inception on
November 9, 2001                                   $       -       $        100

Net loss for the period since
November 9, 2001 to December 31, 2001                  (15,322)         (15,322)
                                                   ------------    -------------

Balance at December 31, 2001                       $   (15,322)    $    (15,222)
                                                   ------------    -------------

Shares issued for public shell merger
transaction                                                -              5,000

Sale of shares through private placement
offering                                                              1,588,000

Shares issued for acquisition of Lazer
Tek Designs                                                           1,125,000

Foreign currency translation adjustment                                    (895)

Net loss for the year ended December 31,
2002                                                  (294,321)        (294,321)
                                                   ------------    -------------

Balance at December 31, 2002                       $  (309,643)    $  2,407,562
                                                   ============    =============




The accompanying notes are an integral part of these consolidated financial statements.

               CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           For the period
                                                                                         since inception on
                                                                     Year ended           November 9, 2001
                                                                    December 31,           to December 31,
                                                                        2002                    2001
                                                                 ------------------      ------------------
CASH FLOWS PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Net loss                                                         $    (294,321)          $      (15,322)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
PROVIDED BY (USED FOR) OPERATING ACTIVITIES:
  Depreciation and amortization                                          180,640                        -

CHANGES IN OPERATING ASSETS AND LIABILITIES:
(INCREASE) DECREASE IN ASSETS:
  Accounts receivable                                                   (700,403)                 (40,170)
  Inventory                                                             (597,724)                  (7,884)
  Other current assets                                                  (173,243)                  (2,207)
  Deposits                                                                 1,540                        -

INCREASE (DECREASE) IN LIABILITIES:
  Accounts payable and accrued expenses                                 (633,170)                 256,261
  Customer deposits                                                      335,989                        -
  Deferred revenue                                                     2,992,333                        -
                                                                   --------------          --------------
       Total adjustments                                               1,405,962                  206,000
                                                                   --------------          ---------------

       Net cash provided by operating activities                       1,111,641                  190,678
                                                                   --------------          ---------------

CASH FLOWS PROVIDED BY (USED FOR) INVESTING ACTIVITIES:
  Advances to acquire Vitro Laser, GmbH                                 (200,000)                       -
  Payments to acquire property and equipment                          (2,416,104)                (197,434)
  Net cash acquired from business combination                             18,418                        -
  Payments to acquire intangible assets                                 (339,845)                       -
                                                                   --------------          ---------------
       Net cash used for investing activities                         (2,937,531)                (197,434)
                                                                   --------------          ---------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  Proceeds from (payments on) loan payable, related party                (34,850)                  34,850
  Payments on notes payable, unrelated party                             (55,129)                       -
  Proceeds from loan payable, unrelated party                          1,500,000                        -
  Payments for deferred offering costs                                   (76,000)                       -
  Proceeds from sale of common stock                                   1,105,100                        -
                                                                   --------------          ---------------
       Net cash provided by financing activities                       2,439,121                   34,850
                                                                   --------------          ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                613,231                   28,094

CASH AND CASH EQUIVALENTS, beginning                                      28,094                        -
                                                                   --------------          ---------------
CASH AND CASH EQUIVALENTS, ending                                  $     641,325           $       28,094
                                                                   ==============          ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS ITEMS:
  Interest expense paid                                            $       5,195           $          -
                                                                   ==============          ===============
  Income taxes paid                                                $         -             $          -
                                                                   ==============          ===============



The accompanying notes are an integral part of these consolidated financial statements.

               CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARY

                                                                                                For the period
                                                                                              since inception on
                                                                          Year ended           November 9, 2001
                                                                         December 31,           to December 31,
                                                                             2002                    2001
                                                                     ------------------      ------------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
  Issuance of notes payable to acquire automobiles                      $     222,757           $          -
                                                                        ==============          ================
  Stock subscriptions receivable for shares sold in private placement   $     488,000           $          -
                                                                        ==============          ================


A SUMMARY OF NET CASH AND CASH EQUIVALENTS ARISING FROM THE ACQUISITION OF LAZER TEK IS AS FOLLOWS:

ACQUISITION COST:
  Acquisition debt                                                      $     400,000
  Issuance of 1,250,000 common shares                                       1,125,000
                                                                        --------------
  Total consideration given up                                              1,525,000
                                                                        --------------

AS OF DECEMBER 31, 2002:
FAIR VALUES OF ASSETS ACQUIRED:

  Accounts receivables                                                       (155,065)
  Inventory                                                                  (272,932)
  Prepaid expenses and other current assets                                   (17,721)
  Property, plant and equipment                                              (170,095)
  Licenses                                                                 (1,645,801)
  Capitalized software costs                                                 (196,490)
  Website development costs                                                   (73,487)
  Customer lists and relationships                                           (306,525)
  Artwork                                                                    (895,995)
  Tradename and trademark                                                     (15,719)
                                                                        --------------
                                                                           (3,749,830)
                                                                        --------------

FAIR VALUES OF LIABILITIES ASSUMED:
  Accounts payable and accrued expenses                                        390,568
  Loan payable                                                                 852,680
  Loan payable, due to Parent                                                1,000,000
                                                                        ---------------
                                                                             2,243,248
                                                                        ---------------

 Net cash and cash equivalents acquired                                 $       18,418
                                                                        ===============




The accompanying notes are an integral part of these consolidated financial statements.
                                      F-7

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002




(1)   ORGANIZATION:

      THE COMPANY:

           Crystalix Group International, Inc. (formerly Americabilia.com, Inc.) was incorporated under the laws of the State of Florida as a C-Corporation. Pursuant to a Stock Purchase Agreement dated October 4, 2002 between Crystalix USA Group, Inc. ("CUSA") and Americabilia.com, Inc. ("ABIL"), and a Technology License Agreement between Crystalix USA Group, Inc. and Crystalix Technology, Inc. ("CTI"), also dated October 4, 2002, the former shareholders of CUSA and CTI acquired 23,300,000 newly issued shares of common stock of ABIL and 7,000,000 shares of ABIL's Class A preferred stock with 10 to 1 limited voting and conversion rights only. At the date of consummation of these transactions, these shareholders effectively controlled approximately 77.6% of the issued and outstanding common stock of ABIL and 93.7% of the voting control and ownership of ABIL assuming conversion of the Class A preferred shares. Since the shareholders of CUSA obtained control of ABIL, according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

           i) CUSA is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of CUSA have been presented for the comparative prior period;
           ii) Control of the net assets and business of ABIL was acquired effective October 4, 2002. This transaction has been accounted for as a purchase of the assets and liabilities of ABIL by CUSA. The historical cost of the net assets acquired was $0.

           Effective November 22, 2002, the ABIL changed its name to Crystalix Group International, Inc. On November 26, 2002, ABIL merged with Crystalix Group International, Inc., a Nevada corporation, in a merger solely for the purpose of redomicile.

           In relation to this Stock Purchase Agreement, CUSA entered into a consulting agreement with IB 2000, Inc. to provide professional consulting services in exchange for cash consideration of $250,000, all of which has been expensed as of December 31, 2002.

      ACQUISITION OF LAZER TEK DESIGNS, INC. AND LAZER TEK DESIGNS, LTD:

           On December 23, 2002, Crystalix Group International, Inc. acquired 100% of the outstanding common stock of Lazer-Tek Designs, Inc. and Lazer-Tek Designs, Ltd. (collectively "Lazer-Tek"), in exchange for One Million Two Hundred Fifty Thousand (1,250,000) shares of its common stock valued at $1,125,000 and an acquisition consulting fee obligation of Four Hundred Thousand Dollars ($400,000), for an aggregate purchase price of $1,525,000. In addition, Crystalix Group International, Inc. loaned One Million Dollars ($1,000,000) to Lazer-Tek to repay existing debt.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002


(1)   ORGANIZATION, CONTINUED:

      ACQUISITION OF LAZER TEK DESIGNS, INC. AND LAZER TEK DESIGNS, LTD,
      CONTINUED:

           This acquisition was accounted for using the purchase method of accounting under FASB 141 - "BUSINESS COMBINATIONS," and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management, upon reliance on an independent valuation report, on the date of acquisition, which approximated a net of $3.2 million. The excess of fair value of acquired net assets over the cost of $1.7 million has been allocated as a pro rata reduction of all the acquired assets (excluding financial assets, assets to be disposed off by sale, deferred tax asset, pension or other
           post-retirement   benefit  plans  and  any  other  current   assets).
           Management believes that the Company will be better able to capitalize on the existing customer relationships and various licenses held by Lazer Tek. Pro forma results of operations are presented in Note 18, as if the acquisition had occurred as of the earliest period presented.


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      PRINCIPLES OF CONSOLIDATION:

           The accompanying consolidated financial statements include the accounts of Crystalix Group International, Inc. and its wholly owned legal subsidiaries, Crystalix USA Group, Inc., Crystalix Imaging Limited (incorporated on October 24, 2002 in Ireland d.b.a. Crystalix Europe), Lazer Tek Designs, Inc. and Lazer Tek Designs Ltd (collectively the "Company"). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

      BUSINESS ACTIVITY:

           The Company assembles and leases its LaserMark II equipment, together with its licensed laser inscription technology, to individuals and privately held businesses throughout the United States. In addition, the Company also operates several retail locations in Las Vegas, Nevada, primarily to market and sell its products to consumers.

           Lazer Tek  designs,  manufactures  and  sells  laser  inscribed  gift
           crystals  to  privately  held  businesses  and  corporate   customers
           throughout the United States.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      REVENUE RECOGNITION:

          LEASE REVENUE
          -------------

           Lease revenue is recognized over the contractual lives, typically five years, of the various leases pursuant to Statement of Financial Accounting Standards No. 13 - "ACCOUNTING FOR LEASES." The Company's revenue recognition policies are in compliance with all applicable accounting regulations, issued by the Financial Accounting Standards Board Statement 13 - "ACCOUNTING FOR LEASES", American Institute of Certified Public Accountants and including Securities and Exchange Commission Staff Accounting Bulletin No. 101 - "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." Any revenue from arrangements with multiple elements are allocated to each element of the arrangement based on the relative fair values using specific objective evidence. If no such objective evidence exists, revenue from the arrangements are not recognized until the entire arrangement is completed and accepted by the customer (lessee). Once the amount of the revenue for each element is determined, the Company recognizes revenue as each element is completed, delivered and accepted by the customer (lessee) and only when no further contingencies or material performance obligations are warranted, and thereby would have earned the right to receive and retain payments for equipment delivered and services performed.

           PRODUCT SALES
           -------------

           Revenue from the sale of laser inscribed products are recognized when title to the products are transferred to the customer (point of sale at retail locations or customer acceptance for custom designed crystals) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.

           Revenue from the sale of glass cube products is recognized when title to the products are transferred to the customer-lessee (upon shipment) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.


           ROYALTY REVENUE
           ---------------

           The Company also recognizes royalty revenue from licensing its technology, only when earned with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      REVENUE RECOGNITION, CONTINUED:

           DEFERRED REVENUE
           ----------------

           Deferred revenue represent amounts received as non-refundable payments upon the signing of the contract and delivery of the LaserMark II equipment, for which, revenue will be recognizable over the term of the license/lease period (See Lease Revenue). Deposits received from potential customer-lessee, who have not yet been delivered the LaserMark II equipment, are accounted as refundable customer-lessee deposits on the accompanying consolidated balance sheet.

      COST OF REVENUE:

           Cost of revenue consists primarily of the following:

             o Amortization of property, plant and equipment (including direct personnel costs and direct product costs associated with the assembly of its leased Lasermark II equipment).
             o   Direct cost of crystal glass cubes sold
             o   Royalty expense

      USE OF ESTIMATES:

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FAIR VALUE:

           Unless otherwise indicated, the fair values of all reported assets and liabilities which represent financial instruments, none of which are held for trading purposes, approximate carrying values of such amounts.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      CASH:

           EQUIVALENTS
           -----------

           For purposes of the statement of cash flows, cash equivalents include all highly liquid debt instruments with original maturities of three months or less which are not securing any corporate obligations.

           CONCENTRATION
           -------------

           The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

      INVENTORY:

           Inventory, consisting primarily of solid blank glass cubes, laser inscribed gift crystals and related accessories and electronic parts and accessories, are valued at the lower of cost (first-in, first-out) or market.

      PROPERTY AND EQUIPMENT:

           Property, plant and equipment consisting of improvements, machinery, equipment, computers, furniture and fixtures are recorded at cost, and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

                          DESCRIPTION                     USEFUL LIFE

                   Machinery and equipment                  5-7 years
                   Vehicles                                   5 years
                   Furniture and fixtures                     5 years
                   Computers and software                   3-5 years

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002


(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      INCOME TAXES:

           The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which differences are expected to be recovered or settled. A valuation allowance was recorded to reduce deferred tax assets to an amount that represents the Company's best estimate of the amount of such deferred tax assets that are likely to be realized. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company operates in a tax-free state. (see Note
           13).

      ADVERTISING COSTS:

           Advertising costs, consisting primarily of shared costs for design and printing of sales materials, are expensed as incurred and amounted to $36,810 for the year ended December 31, 2002 and $1,000 for the period since inception on November 9, 2001 to December 31, 2001.

      SEGMENT INFORMATION:

           The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The management believes it operates in a single business segment and adoption of this standard did not have a material impact on the Company's consolidated financial statements. During the period since inception on October 24, 2002 to December 31, 2002, Crystalix Europe had net sales of $50,200, operating loss of $32,300 and net loss of $32,500.

      OTHER COMPREHENSIVE LOSS:

           The Statement of Financial Accounting Standards Board No. 130 requires companies to report all components of comprehensive income in their financial statements, including all non-owner transactions and events which impact a company's equity, even if those items do not directly affect net loss. Comprehensive loss is comprised of net loss and foreign currency translation adjustment loss of $895.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      NET LOSS PER SHARE:

           Basic net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding during the period. Diluted net loss per share is determined by dividing the net loss by the weighted average shares of Common Stock outstanding plus the dilutive effects of stock options and warrants. There were 3,000,000 common equivalent shares for the year ended December 31, 2002 and none for the period since inception on November 9, 2001 to December 31, 2001, all of which were excluded from the computation of the diluted net loss per share, as their effect would be anti-dilutive.

      INTANGIBLE ASSETS:

           Intangible assets consist of product and laser licenses, capitalized software costs and website development costs, artwork and copyrights, trademarks, trade names, customer lists and relationships (see Note
           6). In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. As of December 31, 2002, no impairment appeared to exist. Amortization will be computed using the straight-line method over the estimated useful life of the assets (3-10 years).

      WEBSITE DEVELOPMENT COSTS:

           The Company accounts for the costs of computer software developed or obtained for internal use in accordance with EITF 00-2 - "WEBSITE COSTS" and Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. Amortization will be computed using the straight-line method over the estimated useful life of the asset (3 years). Costs incurred during the preliminary project and post-implementation stages are charged to general and administrative expense.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      DEFERRED OFFERING COSTS:

           Deferred Offering Costs consists of direct legal, underwriting and accounting costs incurred for the Company's anticipated registration of equity securities on Form SB-2 to be filed with the Securities and Exchange Commission on or around February 19, 2003. These costs will be capitalized and netted against the gross proceeds of the offering upon closing.

      CAPITALIZED SOFTWARE COSTS:

           The Company capitalizes costs incurred for the production of computer software that generates the functionality within its laser equipment units. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. All costs in the software development process which are classified as research and development are expensed as incurred until technological feasibility has been established ("beta"). Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is available for mass-marketing. Amortization, a cost of revenue, will be provided on a product-by-product basis, using the straight-line method, not to exceed three years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated service and relevant revenues and, when necessary, makes an appropriate adjustment to net realizable value. Amortization will be computed using the straight-line method over the estimated useful life of the asset (3 years).

      STOCK-BASED COMPENSATION:

           The  Company   accounts   for   stock-based   employee   compensation
           arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation cost is recognized over the vesting period based on the excess, if any, on the date of grant of the fair value of the Company's shares over the employee's exercise price. When the exercise price of the employee share options is less than the fair value price of the underlying shares on the grant date, deferred stock compensation is recognized and amortized to expense in accordance with FASB Interpretation No. 44 over the vesting period of the individual options. Accordingly, if the exercise price of the Company's employee options equals or exceeds the market price of the underlying shares on the date of grant, no compensation expense is recognized. Options or shares awards issued to non-employees or non-employee directors are valued using the fair value method and expensed over the period services are provided.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      RECENT ACCOUNTING PRONOUNCEMENTS:

           In October 2001, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's  legal  obligations  associated  with the  retirement  of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. The adoption did not have a material impact to the Company's financial position or results of operations.

           In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption did not have a material impact to the Company's financial position or results of operations.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

           In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

           In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions--an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", which removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. The adoption of this Statement did not have a material impact to the Company's financial position or results of operations as the Company has not engaged in either of these activities.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

           In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

           In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates  a  variable  interest  entity  is  called  the  primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

      RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED:

           On January 1, 2002, the Company adopted Financial Accounting Standards Board Emerging Issues Task Force No. 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred," ("EITF 01-14"). EITF 01-14 requires companies to characterize reimbursements received for out-of-pocket expenses incurred as revenue and to reclassify prior period financial statements to conform to current year presentation for comparative purposes. The Company's "Services" revenues now include reimbursable out-of-pocket expenses and "Cost of services" expenses include the costs associated with reimbursable out-of-pocket expenses. Prior to the adoption of EITF 01-14, the Company's historical financial statements recorded these expenses as net amounts in "Cost of services." The adoption of EITF 01-14 did not have a significant impact on the services gross margin percentage and had no effect on net loss.


(3)   CONCENTRATIONS OF CREDIT RISK:

      The Company  performs  periodic  credit  evaluations  of its customers and maintains allowances for potential uncollectible accounts as deemed necessary. The Company generally does not require collateral to secure its accounts receivable. The Company estimates credit losses based on management's evaluation of historical experience and current industry trends. Although the Company expects to collect amounts due, actual collections may differ from the estimated amounts. At December 31, 2002, the Company has recorded an allowance for doubtful accounts of $103,181.

      During the year ended December 31, 2002 and for the period since inception on November 9, 2001 to December 31, 2001, revenues generated from three corporate owned locations accounted for approximately 52% and 95% of net revenues or 71% and 100% of product sales, respectively. The loss of any of these three corporate owned locations could have a material impact on the Company's operations.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002


(4)   INVENTORY:

      A summary is as follows:

         Glass blocks, premade images and related products       $       559,734
         Electronic parts and accessories                                318,806
                                                                 ---------------

                                                                 $       878,540
                                                                 ===============

(5)   PROPERTY AND EQUIPMENT:

      A summary is as follows:

         Equipment under operating leases as lessor              $     2,066,677
         Computers and equipment                                         669,309
         Vehicles                                                        265,491
         Furniture and fixtures                                           45,866
         Leasehold improvements                                           34,593
                                                                 ---------------

                                                                       3,081,936
         Less accumulated depreciation and amortization                  173,340
                                                                 ---------------

                                                                 $     2,908,596
                                                                 ===============
      Depreciation and amortization expense amounted to $173,340 for the year ended December 31, 2002 and $0 for the period since inception on November 9, 2001 to December 31, 2001.


(6)   INTANGIBLE ASSETS:

      A  summary  is  as  follows  (including certain assets acquired with Lazer
      Tek):

                                                   USEFUL LIFE
         Licenses and related costs, net of
           amortization of $7,300                   10 years      $    1,771,501
         Artwork library                             3 years             895,995
         Customer lists and relationships            5 years             306,525
         Capitalized software                        3 years             326,490
         Website development costs                   3 years             150,333
         Trade name and trademark                    5 years              15,719
                                                                 ---------------

                                                                 $     3,466,563
                                                                 ===============

      Amortization expense amounted to $7,300 for the year ended December 31, 2002 and $0 for the period since inception on November 9, 2001 to December 31, 2001.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002


(7)   OTHER ASSETS:

      A summary is as follows:

         Advances to acquire Vitro Laser, GmbH
            (see Note 14 and 17)                                 $       200,000
         Deferred offering costs                                          76,000
                                                                 ---------------

                                                                 $       276,000
                                                                 ===============

(8)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

      A summary is as follows:

         Accounts payable - trade                                $       599,604
         Accrued expenses                                                392,405
         Other                                                            22,222
                                                                 ---------------

                                                                 $     1,014,231
                                                                 ===============

(9)   INCOME TAXES:

      The Company uses an asset and liability approach for financial accounting and reporting of income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which differences are expected to be recovered or settled. A valuation allowance was recorded to reduce deferred tax assets to an amount that represents the Company's best estimate of the amount of such deferred tax assets that are likely to be realized. Further, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company operates in a tax-free state.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002


(9)   INCOME TAXES, CONTINUED:

      A reconciliation of the provision for income taxes at statutory rates to the provision reported in the consolidated financial statements is as follows:
                                                         2002           2001
                                                    -------------   ------------

         Federal income tax  at statutory rates              34%            34%
         State income taxes, less federal
           income tax benefit                                 -              -
                                                    -------------   ------------

         Total provision/(benefit)                           34             34
         Loss for which no tax benefit is available          (5)            (1)
         NOL utilized                                       (29)           (33)
                                                    -------------   ------------

              Total provision                                 -%             -%
                                                    =============   ============

      The income tax provision (benefit) is comprised of the following:

                                                         2002           2001
                                                    -------------   ------------

         Current - federal                          $  (550,000)    $   (5,200)
         Deferred - federal                             550,000          5,200
                                                    -------------   ------------

              Total provision                       $         -     $        -
                                                    =============   ============

      Future tax benefits (deferred tax liabilities) relate to temporary differences on the following:

                                                                                  December 31,
                                                                                      2002
                                                                                -----------------
         Non-current assets (liabilities) -
            Deferred income                                                     $      1,235,000
            Capitalized website and software cost - amortization                         (37,000)
            Property and equipment - depreciation                                       (172,000)
                                                                                -----------------

         Net deferred tax asset - non-current before valuation allowance               1,026,000
         Less valuation allowance                                                       (476,000)
                                                                                -----------------

         Net deferred tax asset - non-current                                   $        550,000
                                                                                =================

         Current assets (liabilities):
            Accounts receivable                                                 $       (585,000)
            Capitalized website and software cost - amortization                         (18,000)
            Deferred income                                                              333,000
            Property and equipment - depreciation                                       (280,000)
                                                                                -----------------

         Net deferred tax liability - current                                   $       (550,000)
                                                                                =================

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002


(10)  CUSTOMER DEPOSITS:

      Customer deposits of $370,964 represent amounts received from several potential customer-lessees and prepayments of products for which delivery is pending, as of December 31, 2002. These potential customer-lessees have shown interest in the LaserMark II equipment by paying a nominal amount as a refundable deposit (refundable only to the extent that the Company fails to manufacture and timely deliver its LaserMark II equipment).


(11)  DEFERRED REVENUE:

      Deferred revenue represents amounts received as non-refundable payments upon the signing of the contract and delivery of the LaserMark II equipment, for which, revenue will be recognizable over the term of the license/lease period.

      The following table summarizes the annual estimated revenue to be recognized from deferred revenue, as of December 31, 2002:

           Year ending December 31,
            2003 - Current Portion                               $       980,000
            2004                                                         980,000
            2005                                                         980,000
            2005                                                         980,000
            2007                                                         694,509
                                                                 ---------------

                                                                 $     4,614,509
                                                                 ===============

(12)  LOANS PAYABLE:

      Loan payable, unrelated party, secured by all capital stock of Lazer Tek, with unpaid principal due by January 20,
         2004, interest due monthly at 13.5% per annum.                         $     1,500,000

      Loans payable, former creditor of Lazer Tek, secured by
         assets of Lazer Tek, unpaid principal and interest due by
         April 30, 2003 with interest at 10% per annum                                  852,680

      Loans payable, related party, unsecured, payable in four quarterly payments starting on April 1, 2003 of $100,000 each with no interest.
         This note arose from the acquisition of Lazer Tek.                             400,000
                                                                                ---------------

                                                                                      2,752,680
      Less current maturities                                                         1,252,680
                                                                                ---------------

                                                                                $     1,500,000
                                                                                ===============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002


(13)  NOTES PAYABLE:

      Notes payable bear interest at a rate of 11% per annum, secured by the automobiles and payable in aggregate monthly installments of $4,100 (principal and interest) by September 2007.

      The following table summarizes the aggregate maturities of the notes payable as of December 31, 2002:

               Year ending December 31,
                   2003  -  current portion                      $        36,965
                   2004                                                   41,580
                   2005                                                   46,060
                   2006                                                   51,024
                   2007                                                   31,999
                                                                 ---------------

                                                                 $       207,628
                                                                 ===============

      Interest expense, under all obligations, amounted to $14,236 for the year ended December 31, 2002 and none ($0) for the period since inception on November 9, 2001 to December 31, 2001.


(14)  COMMITMENTS AND CONTINGENCIES:

      CONTRACTS
      ---------

      Employment Agreements - The Company entered into arms length employment agreements with certain officers and managers to retain their expertise in the ordinary course of business. During January 2003, all such contracts were rescinded for no consideration. All employment is on an at-will basis.

      Other Agreements - The Company has various arms length sub-license agreements with various third parties in the ordinary course of business.

      Royalty Agreement - The Company is obligated to pay a minimum royalty fee of $3.00 per glass block unit sold. The Royalty Agreement expires at the earlier of April 27, 2010, material breach of contract or mutual rescission by all parties. Royalty expense amounted to $111,248 for the year ended December 31, 2002 and $3,657 during the period since inception on November 9, 2001 to December 31, 2001.

      Acquisition Target - On December 15, 2002, the Company signed agreement to acquire 50% of the ownership interest of Vitro Laser GmbH, a German Corporation, for consideration consisting of cash and the right to acquire shares of the Company's common stock. As of January 31, 2003, no formal agreements were consummated (see Note 7 and 17).

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(14)  COMMITMENTS AND CONTINGENCIES, CONTINUED:

      LEASES
      ------

      The following is a schedule by years of future minimum rental payments required under operating leases that have noncancellable lease terms in excess of one year as of December 31, 2002:

               Year ending December 31,
                   2003                            $         25,000
                   2004                                      25,000
                   2005                                      25,000
                                                   ----------------

                                                   $         75,000
                                                   ================

      Rent expense amounted to $1,005,000 for the year ended December 31, 2002 and $81,000 for the period since inception on November 9, 2001 to December 31, 2001. Rent expense for corporate operated retail locations, primarily in Las Vegas Casinos, are determined at rates ranging from 30% to 50% of monthly net revenues of that location. Either the landlord or the Company can cancel its rental commitment without any further obligations with a 30 day notice.

      LITIGATION
      ----------

      The Company maybe named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company.


(15)  STOCKHOLDERS' EQUITY:

      PREFERRED STOCK
      ---------------

      The Company has 10,000,000 shares of Class A preferred stock authorized.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(15)  STOCKHOLDERS' EQUITY, CONTINUED:

      COMMON STOCK
      ------------

      Pursuant  to a Stock  Purchase  Agreement  dated  October 4, 2002  between
      Crystalix USA Group, Inc. and Americabilia.com, Inc., and a Technology License Agreement between Crystalix USA Group, Inc. and Crystalix Technology, Inc., also dated October 4, 2002, the former shareholders of CUSA and CTI acquired 23,300,000 newly issued shares of common stock of ABIL and 7,000,000 shares of ABIL's Class A preferred stock with 10 to 1 limited voting and conversion rights. These preferred shares only have voting and conversion rights in the event of sale or change in control of the Company. At the date of consummation of these transactions, these shareholders effectively controlled approximately 77.6% of the issued and outstanding common stock of ABIL and 93.7% of the voting control and ownership of ABIL assuming conversion of the Class A preferred shares. Since the shareholders of CUSA obtained control of ABIL, according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. As such, the 23,300,000 common shares and 7,000,000 preferred shares have been presented on the accompanying
      Consolidated Statement of Stockholders' Equity as if the issuance had occurred as of the beginning of the earliest period presented. In addition, the previously issued and outstanding 6,669,192 common shares of ABIL have been presented as an acquisition issuance as of the date of the reverse acquisition.

      PRIVATE PLACEMENTS
      ------------------

      On October 9, 2002, the Board of Directors of the Company approved and initiated a private placement offering (the "October Private Placement") of 8,600,000 of the Company's Rule 144 restricted common stock at an average offering price of $0.17 per share, on a best efforts basis. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 506 of Regulation
      D. The Company sold 8,600,000 common shares for net proceeds of $1,500,000, of which, $400,000 was collected in January 2003.

      On November 26, 2002, the Board of Directors of the Company approved and initiated another private placement offering (the "November Private Placement") of the Company's Rule 144 restricted common stock at an average offering price of $0.50 per share, on a best efforts basis. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 506 of Regulation
      D. As of December  31,  2002,  the  Company  sold  176,000  shares for net proceeds of $88,000, all of which was collected in January 2003. Subsequent to December 31, 2002, the Company sold an additional 120,000 common shares for net proceeds of $60,000.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(15)  STOCKHOLDERS' EQUITY, CONTINUED:

      ACQUISITION OF LAZER TEK DESIGNS, INC. AND LAZER TEK DESIGNS, LTD
      -----------------------------------------------------------------

      On December 23, 2002, the Company issued 1,250,000 common shares of the Company's common stock to acquire Lazer Tek, valued at a total of $1,125,000 using the trading price as of December 23, 2002. Pursuant to the agreement, these shares have registration rights by April 30, 2003. The Company has not obligation beyond a reasonable effort to have these shares registered.

      STOCK OPTION PLAN
      -----------------

      The Company does not have a formal stock option plan, however, the Board of Directors and the management may grant options to acquire common stock of the Company ("Options"). Options may be issued to directors, executives, key employees and consultants providing valuable services to the Company. The Board of Directors and management select recipients to whom options are granted, and determines the number of shares to be granted. Options granted are exercisable at a price determined by the Board of Directors and management at the time of grant, but in no event less than fair market value. During 2002, 3,000,000 options had been granted to certain key employees and management at an exercise price of $0.25 per share underlying the stock option when the trading price as of the date of grant was $0.16 per share.

      The number and weighted average exercise prices of options granted for the year ended December 31, 2002 (none granted or outstanding during 2001) are as follows:

                                                              2002
                                                  ------------------------------
                                                                      Average
                                                                     Exercise
                                                    Number             Price
                                                    ------             -----

      Outstanding at beginning of the year                -                  -
      Granted during the year                     3,000,000          $    0.25
      Exercised during the year                           -          $       -
      Cancelled during the year                           -          $       -
      Outstanding at the end of the year          3,000,000          $    0.25
      Exercisable at the end of the year          3,000,000          $    0.25

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(15)  STOCKHOLDERS' EQUITY, CONTINUED:

      The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("FASB 123") requires use of option valuation models that were not developed for use in valuing employee stock options. The Company has adopted the disclosure provisions of FASB 123. Options granted to key consultants under the Plan are accounted for under FASB 123 as interpreted by FIN 44. Under APB 25, because the exercise price of the Company's employee stock options equal or exceed the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

      Proforma information regarding net income and earnings per share, pursuant to the requirements of FASB 123, for the year ended December 31, 2002 and for the period since inception on November 9, 2002 to December 31, 2001, are as follows:

                                                                         2002                               2001
                                                            --------------------------------   ----------------------------
                                                            HISTORICAL              PROFORMA   HISTORICAL          PROFORMA
                                                            ----------              --------   ----------          --------
         Net loss                                          $     294,321        $    534,321   $      15,322  $      15,322
                                                           -------------        ------------   -------------  -------------

         Net loss per share - basic and diluted            $        0.01        $       0.02   $        0.00  $        0.00
                                                           -------------        ------------   -------------  -------------

(16)  RELATED PARTY TRANSACTIONS:

      During the year ended December 31, 2002 and the period since inception on November 9, 2001 to December 31, 2001, purchases of equipment from a related party vendor amounted to approximately $2,160,000 and $140,000, respectively. Included in accounts payable and accrued expenses at December 31, 2002, is approximately $115,000 due to this related party vendor. This related party vendor is wholly owned by a minority (non-controlling) shareholder of the Company and does not have any formal agreement. Management believes that these transactions are negotiated at arms length.

      During the year ended December 31, 2002 and for the period since inception on November 9, 2001 to December 31, 2001, purchases of technology consulting services from the same related party vendor amounted to approximately $191,000 and $70,000, respectively.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(17)  SUBSEQUENT EVENTS:

      Acquisition Target - On December 15, 2002, the Company signed agreement to acquire 50% of the ownership interest of Vitro Laser GmbH, a German Corporation, for consideration consisting of cash and the right to acquire shares of the Company's common stock. As of January 31, 2003, no formal agreements were consummated, however, an additional $200,000 was transferred as a good faith deposit.


(18) PRO FORMA RESULTS OF OPERATIONS FOR THE ACQUISITION OF LAZER TEK DESIGNS, INC. AND LAZER TEK DESIGNS, LTD:

      The following pro forma results of operations and net loss per share assume that the acquisitions of Lazer Tek Designs, Inc. and Lazer Tek Designs, Ltd occurred as of the beginning of each period presented, after giving effect to pro forma adjustments. The pro forma adjustment represents amortization of licenses and related costs, capitalized software costs, website costs, customer lists and relationships, artwork library, trademarks and tradenames. The pro forma adjustment also includes adjustments to common stock shares issued and outstanding, that relate to the acquisition of these subsidiaries, as if they had occurred as of the beginning of each period presented. The pro forma financial information is presented for informational purposes only and may not necessarily be indicative of the operating results that would have occurred had these acquisitions been consummated as of the beginning of each period presented, nor is it indicative of future operating results.

      2002 PROFORMA DISCLOSURE:                                                         PRO FORMA            CONSOLIDATED
                                            CRYSTALIX             LAZER TEK            ADJUSTMENTS              TOTAL
                                     =====================  ====================  ====================  ====================
                                         (HISTORICAL)           (HISTORICAL)                                 PRO FORMA
                                             2002                  2002                                        2002
                                             ----                  ----                                        ----
                                                                                      (UNAUDITED)           (UNAUDITED)

      Net revenue                    $      4,665,000       $      1,511,000      $             -       $      6,176,000
                                     =====================  ====================  ====================  ====================

      Gross profit                   $      2,307,000       $         924,000     $             -       $      3,231,000
                                     =====================  ====================  ====================  ====================

      Operating expenses             $      2,589,000       $      1,654,000      $         800,000     $      5,043,000
                                     =====================  ====================  ====================  ====================

      Net loss from operations       $        (282,000)     $        (730,000)    $        (800,000)    $     (1,812,000)
                                     =====================  ====================  ====================  ====================

      Net loss                       $        (294,000)     $        (802,000)    $        (800,000)    $     (1,896,000)
                                     =====================  ====================  ====================  ====================

      Net loss per share
       - basic & diluted             $           (0.01)     $           (0.02)    $           (0.02)    $           (0.05)
                                     =====================  ====================  ====================  ====================

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                        FOR THE PERIOD SINCE INCEPTION ON
                    NOVEMBER 9, 2001 TO DECEMBER 31, 2001 AND
                      FOR THE YEAR ENDED DECEMBER 31, 2002



(18) PRO FORMA RESULTS OF OPERATIONS FOR THE ACQUISITION OF LAZER TEK DESIGNS, INC. AND LAZER TEK DESIGNS, LTD, CONTINUED:

      2001 PROFORMA DISCLOSURE:                                                         PRO FORMA            CONSOLIDATED
                                            CRYSTALIX             LAZER TEK            ADJUSTMENTS              TOTAL
                                      =====================  ====================  ====================  ====================
                                         (HISTORICAL)           (HISTORICAL)                                 PRO FORMA
                                              2001                  2001                                        2001
                                              ----                  ----                                        ----
                                                                                       (UNAUDITED)           (UNAUDITED)
      Net revenue                      $         192,000      $      1,743,000      $        (100,000)    $      1,835,000
                                       ====================   ===================   ===================   ===================

      Gross profit                     $          78,000      $         898,000     $             -       $         976,000
                                       ====================   ===================   ===================   ===================

      Operating expenses               $          93,000      $      1,454,000      $         800,000     $      2,347,000
                                       ====================   ===================   ===================   ===================

      Net loss from operations         $         (15,000)     $        (556,000)    $        (800,000)    $     (1,371,000)
                                       ====================   ===================   ===================   ===================

      Net loss                         $         (15,000)     $        (646,000)    $        (800,000)    $     (1,461,000)
                                       ====================   ===================   ===================   ===================

      Net loss per share
        - basic & diluted              $           (0.00)     $           (0.02)    $           (0.03)    $           (0.05)
                                       ====================   ===================   ===================   ===================
