Form 10QSB
period 2003-03-31
CRYSTALIX GROUP INTERNATIONAL INC
filed 2003-06-10
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-29781
                            (Commission file number)

                       CYRSTALIX GROUP INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                    65-0142472
     (State or other jurisdiction                       (IRS Employer
   of incorporation or organization)                  Identification No.)

         5275 SOUTH ARVILLE STREET, SUITE B-116, LAS VEGAS, NEVADA 89118
                    (Address of principal executive offices)

                                 (702) 740-4616
                           (Issuer's telephone number)

          5720 SOUTH ARVILLE STREET, SUITE 114, LAS VEGAS, NEVADA 89118
         (Former name, former address and former fiscal year, if changed since last report)

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             As of May 31, 2003 - 44,115,192 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I.  FINANCIAL INFORMATION                                               3

Item 1.  Financial Statements                                                3

         Consolidated Balance Sheet as of March 31, 2003 (unaudited)         3

         Consolidated Statements of Operations for
         the three months ended March 31, 2003 and 2002 (unaudited)          5

         Consolidated Statements of Cash Flows for
         the three months ended March 31, 2003 and 2002 (unaudited)          6

         Notes to Consolidated Financial Statements (unaudited)              7

Item 2.  Management's Discussion and Analysis or Plan of Operation          13

Item 3.  Controls and Procedures                                            17

PART II. OTHER INFORMATION                                                  18

Item 1.  Legal Proceedings                                                  18

Item 2.  Change in Securities                                               19

Item 3.  Defaults Upon Senior Securities                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  19

Item 6.  Exhibits and Reports on Form 8-K                                   19

SIGNATURES                                                                  21

CERTIFICATIONS                                                              22

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                    $            -
   Accounts receivable, net of allowance of $262,181                 2,076,039
   Inventory                                                         1,520,139
   Other current assets                                                 19,700
                                                                --------------

      Total current assets                                           3,615,878
                                                                --------------


PROPERTY AND EQUIPMENT, net (including equipment acquired
   from related party of $2,300,000)                                 3,356,701
                                                                --------------

INTANGIBLE ASSETS:
   Licenses and related costs, net                                   1,726,706
   Capitalized software costs, net                                     313,343
   Website development costs, net                                      142,074
   Customer lists and relationships, net                               291,199
   Artwork library, net                                                821,329
   Tradename and trademark, net                                         14,933
                                                                --------------
                                                                     3,309,584
OTHER ASSETS:
   Deferred offering costs                                             200,082
   Advances to Vitro Laser, Gmbh                                       500,000
                                                                --------------
                                                                       700,082

      Total assets                                              $   10,982,245
                                                                ==============


               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                                 MARCH 31, 2003
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Bank overdraft                                               $        60,450
   Accounts payable and accrued expenses                              1,294,546
   Customer deposits                                                    198,077
   Current portion of loans payable                                   2,752,680
   Current portion of notes payable                                      36,965
   Current portion of deferred revenue                                1,200,000
                                                                ----------------

     Total current liabilities                                        5,542,718
                                                                ----------------

LOANS PAYABLE, less current portion                                           -
                                                                ----------------

NOTES PAYABLE, less current portion                                     162,099
                                                                ----------------

DEFERRED REVENUE, less current portion                                3,607,465
                                                                ----------------

     Total liabilities                                                9,312,282
                                                                ----------------

COMMITMENTS AND CONTINGENCIES (See Note 8)                                    -

STOCKHOLDERS' EQUITY
   Preferred stock - Class A, $.001 par value, 10,000,000
     shares authorized, 7,000,000 Class A shares issued and
     outstanding                                                          7,000
   Common stock, $.001 par value, 300,000,000 shares
     authorized, 44,115,192 shares issued and outstanding                44,115
   Additional paid-in capital                                         4,624,985
   Other comprehensive loss - foreign currency translation               (3,364)
   Accumulated deficit                                               (3,002,773)
                                                                ----------------

     Total stockholders' equity                                       1,669,963
                                                                ----------------

     Total liabilities and stockholders' equity                 $    10,982,245
                                                                ================


               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                     2003              2002
                                                --------------   ---------------


NET REVENUE:
   Product sales                                $   1,405,653    $      228,744
   Lease revenue                                      357,044                 -
   Royalty revenue                                     84,337                 -
                                                --------------   ---------------
                                                    1,847,034           228,744
                                                --------------   ---------------

COST OF REVENUE:
   Product                                            768,936           126,866
   Lease                                              135,253                 -
   Royalty                                             56,104                 -
                                                --------------   ---------------
                                                      960,293           126,866
                                                --------------   ---------------

GROSS PROFIT                                          886,741           101,878
                                                --------------   ---------------

OPERATING EXPENSES:
   Research and development                            20,776             5,545
   Payroll and related benefits                       524,598            48,035
   General and administrative                       2,455,609            64,833
                                                --------------   ---------------
                                                    3,000,983           118,413
                                                --------------   ---------------

LOSS FROM OPERATIONS                               (2,114,242)          (16,535)
                                                --------------   ---------------

OTHER INCOME (EXPENSES):
  Interest income                                         43                 -
  Interest expense                                   (578,931)                -
                                                --------------   ---------------
                                                     (578,888)                -
                                                --------------   ---------------

LOSS BEFORE INCOME TAXES                           (2,693,130)          (16,535)

PROVISION FOR INCOME TAXES:
   Current                                           (550,000)                -
   Deferred                                           550,000                 -
                                                --------------    --------------
                                                            -                 -
                                                --------------    --------------

NET LOSS                                        $  (2,693,130)    $     (16,535)
                                                ==============    ==============

NET LOSS PER SHARE, basic and diluted           $       (0.07)    $       (0.00)
                                                ==============    ==============

WEIGHTED AVERAGE COMMON EQUIVALENT
   SHARES OUTSTANDING - basic and diluted          40,092,970        23,300,000
                                                ==============    ==============

               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                                                      2003              2002
                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $    (2,693,130)  $       (16,535)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                   334,857             9,486
     Provision for doubtful accounts                                  159,000                 -
     Common stock issued for financing costs                          528,000                 -
     Common stock issued for services                               1,170,000                 -
     Foreign currency translation adjustment                           (2,469)                -
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                              282,775          (486,857)
     Inventory                                                       (641,599)          (88,537)
     Other current assets                                             171,036            (1,020)
     Deposits                                                               -            (1,242)
     Shareholder advances                                                   -           (94,378)
   Increase (decrease) in:
     Accounts payable and accrued expenses                            280,315            10,277
     Customer deposits                                               (172,887)                -
     Deferred revenue                                                 192,956         1,290,000
                                                              ----------------  ----------------
Net cash provided by (used in) operating activities                  (391,146)          621,194
                                                              ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to acquire Vitro Laser, Gmbh                             (300,000)                -
   Payments to acquire property and equipment                        (625,983)         (118,194)
                                                              ----------------  ----------------
Net cash used in investing activities                                (925,983)         (118,194)
                                                              ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in bank overdraft                                            60,450                 -
   Payments on notes payable                                           (8,564)         (170,000)
   Payments for deferred offering costs                              (124,082)                -
   Stock subscriptions receivable                                     488,000                 -
   Proceeds from sale of common stock                                 260,000                 -
                                                              ----------------  ----------------
Net cash provided by (used in) financing activities                   675,804          (170,000)
                                                              ----------------  ----------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                              (641,325)          333,000
CASH AND CASH EQUIVALENTS, beginning                                  641,325            28,095
                                                              ----------------  ----------------
CASH AND CASH EQUIVALENTS, ending                             $             -   $       361,095
                                                              ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                              $        57,913   $             -
                                                              ================  ================
   Income taxes paid                                          $             -   $             -
                                                              ================  ================


               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the three months ended March 31, 2003 of $2,693,130 and at March 31, 2003, had an accumulated deficit of $3,002,773 and a working capital deficit of $1,926,840. In addition, the Company is in default on the payment of certain loan payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is currently negotiating with certain loan holders to extend the repayment terms of certain loans and the Company is also seeking additional capital through the issuance of debt and equity instruments. The Company has recently changed its senior management and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations in the near term.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (UNAUDITED)


STOCK OPTIONS
The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2003. As of March 31, 2003, only 3,000,000 options were outstanding, which were granted in the fourth quarter of 2002 and were fully vested immediately.

Pro forma information regarding the effect on operations is required by SFAS 123 and SFAS 148, has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions:

            Expected life                                        3 Years
            Risk-free interest rate                                 5.0%
            Dividend yield                                             -
            Volatility                                              100%

This option valuation model requires input of highly subjective assumptions. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing model does not necessarily provide a reliable single measure of fair value of its employee stock options.

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                       2003            2002
                                                       ----            ----
  Net loss, as reported                          $   2,693,130     $   16,535
  Compensation recognized under APB 25
                                                           -                -
  Compensation recognized under SFAS 123
                                                           -                -
  Pro forma net loss                             $   2,693,130     $   16,535

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of March 31, 2003 the Company had outstanding 3,000,000 options to purchase shares of common stock at $0.25 per share.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


NOTE 3 - INVENTORY

Inventory at March 31, 2003, consist of the following:

         Glass blocks, premade images and related products      $       634,788
         Electronic parts and accessories                               885,351
                                                                ---------------
                                                                $     1,520,139
                                                                ===============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2003, consist of the following:

         Equipment under operating leases as lessor             $     2,291,677
         Computers and equipment                                      1,017,019
         Vehicles                                                       285,491
         Furniture and fixtures                                          78,851
         Leasehold improvements                                          34,881
                                                                ---------------
                                                                      3,707,919
         Less accumulated depreciation and amortization                 351,218
                                                                ---------------

                                                                $     3,356,701
                                                                ===============

NOTE 5 - LOANS PAYABLE

Loans payable at March 31, 2003 consist of the following:

     Loan payable, unrelated party, secured by all capital
       stock of Lazer Tek, with unpaid principal due by
       January 20, 2004, interest due monthly at 13.5% per
       annum.                                                   $     1,500,000

     Loans payable, former creditor of Lazer Tek, secured by
       assets of Crystalix, unpaid principal and interest due
       by April 1, 2003 with interest at 10% per annum.  This
       amount was not paid and is currently in default
       (see Note 8)                                                     852,680

     Loans payable, related party, unsecured, payable in four
       quarterly payments starting on April 1, 2003 of $100,000
       each with no interest. This note arose from the
       acquisition of Lazer Tek.  This amount was not paid and
       is currently in default                                          400,000
                                                                ---------------

                                                                      2,752,680
     Less current maturities                                          2,752,680
                                                                ---------------

                                                                $             -
                                                                ===============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (UNAUDITED)


NOTE 6 - COMMON STOCK

COMMON STOCK
During the three months ended March 31, 2003, the Company sold 1,120,000 shares of its restricted common stock for gross proceeds of $260,000. Also, during the three months ended March 31, 2003, the Company issued 660,000 shares of its common stock as consideration for the holder of the $1.5 million loan payable extending the repayment terms that were valued at $528,000, and the Company issued 2,340,000 shares of its common stock for services rendered that were valued at $1,170,000.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of WHEN-ISSUED securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ELEMENTS OF
FINANCIAL STATEMENTS. The Company is evaluating the effect of this new pronouncement and will adopt FASB 150 within the prescribed time.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Acquisition Target - On December 15, 2002, the Company signed an agreement to acquire 50% of the ownership interest of Vitro Laser GmbH, a German Corporation, for consideration consisting of cash and the right to acquire shares of the Company's common stock. As of May 31, 2003, no formal agreements were consummated. The Company has advanced $500,000 to Vitro Laser GmbH as of March 31, 2003.

The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of March 31, 2003, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED

In January 2003, Concord Industries Inc. ("Concord") filed an action for declaratory relief in the federal court for the State of Connecticut against the Company and Laser Design International, LLC ("LDI"). Concord seeks a judgment invalidating the patent issued to LDI and/or declaring that Concord is not infringing on LDI's patent. Responses are due from the Company and LDI by June 20, 2003. It is anticipated that LDI will seek the transfer of this case to the federal court in the Northern District of California, where it has sued Concord Industries. The Company expects to allege that Concord is infringing upon LDI's patent. The patents that are the subject of the suit pertain to subsurface decorative laser marking in crystal, glass, and other clear materials, which is the technology used in our business. Management plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements, as such amounts are not estimable.

On February 12, 2003, Vitro Laser Group USA, Inc. and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH ("Vitro") and the Company. The plaintiffs allege that Vitro and the Company wrongfully took two laser systems. The plaintiffs seek a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro and the Company from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. In addition, the plaintiffs seek from the Company exemplary damages for conversion of the equipment, statutory damages of $2,000 and attorneys' fees for theft of the laser systems, actual damages for unjust enrichment, and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro. With respect to Vitro, the plaintiffs seek exemplary damages for fraud, actual damages for negligent misrepresentation, actual damages and attorneys' fees for breach of contract, and actual damages for breach of fiduciary duty. Vitro asserts that it was not properly served and that it is not amenable to suit or service in the United States since it is a German company. The Company has filed a special appearance in the lawsuit to contest the court's jurisdiction over it. A hearing on our jurisdictional challenge has not yet been scheduled. If the Company is unsuccessful in its jurisdictional challenge, the Company intends to assert that it took possession of the equipment at the request of Vitro, with Vitro asserting ownership over the equipment due to plaintiffs' failure to pay for the equipment. Management, together with Vitro, plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements, as such amounts are not estimable.

On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against the Company in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. The Company has asserted various defenses to the claim. A trial is scheduled for either late February 2004 or early March 2004. Management plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued
                                  (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED

On March 31, 2003, the Company filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that the Company entered into to purchase Lazer-Tek. The Company requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,689.20, issuance of 568,750 shares of the Company's common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all of the Company's assets. The default interest rate is 18% per annum. As of the date of this report, the Company has been in negotiations with Mr. Ryan regarding the continued operation of the Company.

NOTE 9 - SUBSEQUENT EVENTS

In April 2003, the Company entered into an agreement with Armin Van Damme, a former officer and director and founder of Crystalix USA Group, to transfer the four Company-owned retail locations in Las Vegas for the surrender of all of his Class A preferred stock and common stock remaining after permitted transfers of the common stock. In addition, Mr. Van Damme agreed to assume liability of the lease of his automobile which had been leased by the Company, and liability of the lease of office space at 5720 South Arville, Suite 114. The transfer was effective as of April 28, 2003. Mr. Van Damme is to pay the Company a license fee of 5% of gross sales generated from the transferred locations and agreed to purchase all supplies and equipment needed for the operation of the locations from the Company at its cost plus 10%. The Company may terminate the agreement upon 30 days' prior written notice in the event Mr. Van Damme should fail to make payments or submit reports on a timely basis.

During the three months ended March 31, 2003 and 2002, these four locations accounted for the following, approximately (in percent):

          --------------------------------------------------------
                                             2003           2002
                                             ----           ----
          --------------------------------------------------------
          Product sales                       50%           100%
          --------------------------------------------------------
          Net revenue                         38%           100%
          --------------------------------------------------------
          Gross profit                        50%           100%
          --------------------------------------------------------
          Net (income) loss                  (12)%         (10)%
          --------------------------------------------------------


In April 2003, the Company entered into an employment agreement with Othmar Van Dam, a former officer and director and founder of Crystalix USA Group. Mr. Van Dam is to serve as the Company's head of Marketing and Development of Affiliate Sales Locations for a three-year term beginning April 1, 2003 at a base salary of $120,000. In addition, Mr. Van Dam is to receive a performance bonus equal to 5% of the gross revenues generated by the Company through its affiliate locations. In consideration for the employment agreement, Mr. Van Dam surrendered all of his Class A preferred stock and agreed to reduce his ownership of common stock to 4.9%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Immediately following the acquisition, the former shareholders of Crystalix USA held approximately 77.6% of Americabilia's total issued and outstanding common shares. Crystalix USA was thereby deemed to be the acquirer and surviving company for accounting purposes. Accordingly, the transaction has been accounted for as a reverse acquisition using the purchase method whereby the assets and liabilities of Americabilia have been recorded at their fair market values and operating results have been included in the company's financial statements from the effective date of purchase. The net assets of Crystalix USA are included in the balance sheet at their historical book values and its results of operations have been presented for the comparative prior period.

On December 23, 2002, we acquired Lazer-Tek for 1,250,000 shares of our common stock valued at $1,125,000 and an acquisition consulting fee obligation of $400,000. This acquisition has been accounted for using the purchase method. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management, upon reliance on an independent valuation report, on the date of acquisition, which approximated $2.7 million. The excess of fair value of the acquired net assets over the cost has been allocated as a pro rata reduction of all the acquired assets, excluding financial assets, assets to be disposed of by sale, deferred tax assets, pension or other post-retirement benefit plans, and any other current assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to estimated useful lives and impairment of long-lived assets, any potential losses from pending litigation and deferred tax asset or liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the three months ended March 31, 2003 of $2,693,130 and at March 31, 2003, had a an accumulated deficit of $3,002,773 and a working capital deficit of $1,926,840. In addition, the Company is in default on the payment of certain loan payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is currently negotiating with certain loan holders to extend the repayment terms of certain loans and the Company is also seeking additional capital through the issuance of debt and equity instruments. The Company has recently changed its senior management and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations in the near term.

LEASE REVENUE. Lease revenue is recognized over the contractual lives of the various leases. Our revenue recognition policies are in compliance with all applicable accounting regulations issued by the American Institute of Certified Public Accountants and including Staff Accounting Bulletin No. 101 - "Revenue Recognition in Financial Statements." Any revenues from arrangements with multiple elements are allocated to each element of the arrangement, based on the relative fair values using specific objective evidence. If no such objective evidence exists, revenue from the arrangements is not recognized until the entire arrangement is completed and accepted by the customer (lessee). Once the amount of the revenue for each element is determined, we recognize revenue as each element is completed, delivered, and accepted by the customer (lessee) and only when no further contingencies or material performance obligations are warranted.

PRODUCT SALES. Revenue from the sale of laser inscribed products is recognized when title to the products is transferred to the customer, which is point of sale at retail locations or customer acceptance for custom-designed crystals, and only when no further contingencies or material performance obligations are warranted. Revenue from the sale of glass cube products is recognized when title to the products is transferred to the customer-lessee, which is upon shipment, and only when no further contingencies or material performance obligations are warranted.

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

RESULTS OF OPERATIONS

Crystalix USA was formed in November 2001. Accordingly, while comparative information is presented for the period ended March 31, 2002, such information is not necessarily useful in evaluating our results of operations since we only had four Company owned locations during that period. As of March 31, 2003 we had 42 locations in operation.

Our net revenues are derived from product sales, lease revenue, and royalty revenue. We generate product sales through the sale of engraved glass products to customers in our retail kiosks, to corporate customers, and through the sale of glass blanks, display bases, and related products to our marketing partners. We receive lease revenues and royalty revenues from our marketing partners under the terms of master equipment leases and software licenses they have executed with us. Our revenue for the three months ended March 31, 2003 increased by $1,618,290 or 707% from $228,744 for the three months ended March 31, 2002 to $1,847,034 for the same period in 2003. The significant increase is principally due to the increase in the number of locations that were in operation during the first quarter of 2003 versus the first quarter of 2002. Since we did not commence marketing partner arrangements until the second quarter of 2002, there were no lease revenues or royalty revenues for the period ended March 31, 2002.

The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. The lease cost of revenue consists primarily of the amortization of property, plan and equipment, including the direct personnel costs and direct product costs associated with the assembly of our leased equipment. Royalty cost of revenue consists of the royalty payments we make to Laser Design International. Our cost of revenue for the three months ended March 31, 2003 increased by $833,427 or 657% from $126,866 for the three months ended March 31, 2002 to $960,293 for the same period in 2003. The significant increase is principally due to the increase in revenue. Our gross margin for the three months ended March 31, 2003 was 48% compared to 45% for the same period in 2002. The increase in gross margin is principally a result of the decrease in the cost of our glass inventory.

Research and development for the three months ended March 31, 2003 increased by $15,231 or 275% from $5,545 for the three months ended March 31, 2002 to $20,776 for the same period in 2003. The significant increase is principally due to product development integration activities for our laser engraving system.

Payroll and related benefits for the three months ended March 31, 2003 increased by $476,563 or 992% from $48,035 for the three months ended March 31, 2002 to $524,598 for the same period in 2003. The significant increase is due to the growth of our company and the need to hire additional personnel. As we continue to expand our operations, we expect this expense to increase as our revenues increase.

General and administrative expenses consisted primarily of rent for office space, legal and accounting fees, professional services, and support employees. General and administrative expenses for the three months ended March 31, 2003 increased by $2,390,776 or 3,688% from $64,833 for the three months ended March 31, 2002 to $2,455,609 for the same period in 2003. Included in the amount for 2003 is $1,170,000, which is the valuation for 2,340,000 shares of our common stock issued for services rendered. We expect general and administrative expenses to increase as we continue to increase both corporate sales and the expansion of retail locations, and proceed with our plans for a public offering of our stock and the listing of our common stock on Nasdaq or a stock exchange.

Interest expense, net was $578,888 for the three months ended March 31, 2003, as compared to $nil for the same period in 2002. Of this amount, $528,000 was included for the 660,000 shares of our common stock issued as consideration to the lender for extending the repayment terms of a loan to us of $1,500,000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had a working capital deficit of $1,926,840, as compared to a surplus of $511,575 at December 31, 2002. We had a bank overdraft of $60,450 at March 31, 2003 as compared to cash and cash equivalents of $641,325 at December 31, 2002.

During the three months ended March 31, 2003, our operating activities and investing activities used cash of $391,146 and $925,983, respectively, while financing activities provided cash of $675,804.

During the three months ended March 31, 2003 we used $625,983 for the purchase of property and equipment, which consisted principally of equipment for laser engraving systems and expansion of our network of kiosk locations. We also used $300,000 for an advance to Vitro Laser.

During the three months ended March 31, 2003, we obtained $748,000 from the sale of common stock which consisted of $488,000 collected from stock sold in 2002 and $260,000 for the issuance of 1,120,000 additional shares. Through March 31, 2003, we had incurred $200,082 for deferred offering costs in connection with a proposed secondary public offering described below.

We have other current debt incurred in connection with the Lazer-Tek acquisition in the principal amount of $1,252,680, consisting of $852,680 owed to Kevin Ryan, a former creditor of Lazer-Tek, which was due April 1, 2003, and $400,000 owed to Kevin Ryan in quarterly payments beginning April 1, 2003 for consulting fees. Neither of these payments has been made and we are currently in default on these two obligations. As disclosed in Item 1. Legal Proceedings in Part II - Other Information, Mr. Ryan has obtained a Writ of Possession entitling him to all of our assets as of June 2, 2003. As of the date of this report, negotiations with Mr. Ryan indicate that he is willing to allow the company to continue existing operations so that it can proceed with the proposed secondary public offering. A portion of the proceeds of the offering would then be used to pay the obligations owed to him.

PLAN OF OPERATION

We believe that we have positioned the company to become a leader in the sub-surfaced glass etching industry. Our management has developed a 2003 roll-out plan of the following:

     o 24 new corporate owned and operated locations in the United States and Europe
     o        48 new marketing partners in the United States and Europe
     o        Agreements with strong infinity groups (i.e. NASCAR, NBA, MLB)
     o        Completion of an office and production facility
     o        Further development and enhancement of our equipment and software

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

Since we operate in the gift industry, our business is seasonal, with the first and second quarters being significantly slower than the third and fourth quarters. We are trying to develop more corporate sales, to offset the effects of this seasonality. For 2003, the revenues generated in the first quarter were less than anticipated due to the prevailing general economic conditions and the fact that management's efforts were diverted from expansion of retail locations. Since the beginning of 2003, management has devoted a significant amount of time to company restructuring required for the proposed secondary public offering described below. We expect this trend to continue into the second quarter.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) risks pertaining to implementation of our proposed expansion of our distribution network; (2) competitive pressures in the giftware industry; (3) disputes or claims regarding the company's proprietary rights to its software and intellectual property; (4) acceptance of our products by corporate customers; (5) costs of desirable retail locations;
(6) availability of suitable optic glass; (7) general economic and business conditions; (8) ability to successfully integrate acquired operations; and (9) other factors over which we have little or no control.


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, with some weaknesses in internal control due to limited personnel, significant change in senior management and current negotiations with a senior creditor. Except as discussed above, there were no other significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

In January 2003, Concord Industries Inc. filed an action for declaratory relief in the federal court for the State of Connecticut against us and Laser Design International, LLC ("LDI"). Concord seeks a judgment invalidating the patent issued to LDI and/or declaring that Concord is not infringing on LDI's patent. Responses are due from us and LDI by June 20, 2003. It is anticipated that LDI will seek the transfer of this case to the federal court in the Northern District of California, where it has sued Concord Industries. We expect to allege that Concord is infringing upon LDI's patent. The patents that are the subject of the suit pertain to subsurface decorative laser marking in crystal, glass, and other clear materials, which is the technology used in our business.

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

On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against us in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. We asserted various defenses to the claim. A trial is scheduled for either late February 2004 or early March 2004.

On March 31, 2003, we filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that we entered into to purchase Lazer-Tek. We requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,689.20, issuance of 568,750 shares of our common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all of our assets. As of the date of this report, we have been in negotiations with Mr. Ryan regarding the continued operation of the company.

ITEM 2.    CHANGE IN SECURITIES

During the period ended March 31, 2003, we sold 1,120,000 shares of common stock for gross proceeds of $260,000. The securities were sold to three persons pursuant to a private placement offering exempt under Section 4(2) of the Securities Act of 1933. No underwriters were used.

Also during the quarter ended March 31, 2003, we issued 660,000 shares of common stock as consideration for the lender extending the repayment terms of a $1,500,000 loan. These shares were valued at $528,000. We also issued 2,340,000 shares of common stock for services rendered to two persons. These shares were valued at $1,170,000. All of these issuances were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We are currently in default on two loans payable in the amount of $1,252,680.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5.    OTHER INFORMATION

Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
       2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
       2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation of Crystalix Group International,
                    Inc. (4)
--------------------------------------------------------------------------------
       3.2          Bylaws of Americabilia.com, Inc. (5)
--------------------------------------------------------------------------------
       10.1         Form of Master Equipment Lease and Software License
                    Agreement (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       10.2 Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (4)
--------------------------------------------------------------------------------
       10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd.
                    (4)
--------------------------------------------------------------------------------
       10.4 Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window & Door Company and Crystalix USA Group, and amendment thereto (4)
--------------------------------------------------------------------------------
       10.5 Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
       10.6         Promissory note to John S. Woodward dated December 20,
                    2002 (4)
--------------------------------------------------------------------------------
       10.7         Promissory note to Kevin Ryan dated December 23, 2002 (4)
--------------------------------------------------------------------------------
       21.1         Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
       99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

---------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.

(b)       Reports on Form 8-K

On January 16, 2003, the Company filed an amended Current Report on Form 8-K dated October 4, 2002, announcing that the Company was changing its year end from September 30 to December 31.

On February 14, 2003, the Company filed a Current Report on Form 8-K dated February 14, 2003, announcing that the Company was in possession of material, non-public information that was currently not publicly disclosed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CRYSTALIX GROUP INTERNATIONAL, INC.


June 8, 2003                  By:   /s/ JOHN S. WOODWARD
                                 -----------------------------------------------
                                    John S. Woodward, President



June 10, 2003                 By:   /s/ OSWALDUS VAN DAM
                                 -----------------------------------------------
                                    Oswaldus Van Dam
                                    Interim Chief Financial Officer

                                 CERTIFICATIONS

I, John S. Woodward, President of Crystalix Group International, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Crystalix Group International, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;


       b.     evaluated  the   effectiveness  of  the  Registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

       c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 8, 2003                       /s/ JOHN S. WOODWARD
                                         ---------------------------------------
                                         John S. Woodward, President

                                 CERTIFICATIONS

I, Oswaldus Van Dam, Interim Chief Financial Officer of Crystalix Group International, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of Crystalix Group International, Inc. (the "Registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       a. designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

       b.     evaluated  the   effectiveness  of  the  Registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

       c. presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

       a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       b. any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 10, 2003                     /s/ OSWALDUS VAN DAM
                                        ----------------------------------------
                                        Oswaldus Van Dam
                                        Interim Chief Financial Officer