Form 10QSB
period 2003-06-30
CRYSTALIX GROUP INTERNATIONAL INC
filed 2003-09-17
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-29781
                            (Commission file number)

                       CRYSTALIX GROUP INTERNATIONAL, INC.
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

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
              has been subject to such filing requirements for the
                          past 90 days. Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 31, 2003 -
                       38,989,192 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                                      INDEX

                                                                           Page
                                                                          NUMBER

PART I.    FINANCIAL INFORMATION                                             3

Item 1.    Financial Statements                                              3

           Consolidated Balance Sheet as of June 30, 2003 (unaudited)        3

           Consolidated Statements of Operations for
           the three months ended June 30, 2003 and 2002 (unaudited)         5

           Consolidated Statements of Operations for
           the six months ended June 30, 2003 and 2002 (unaudited)           6

           Consolidated Statements of Cash Flows for
           the six months ended June 30, 2003 and 2002 (unaudited)          7-8

           Notes to Consolidated Financial Statements (unaudited)            9

Item 2.    Management's Discussion and Analysis or Plan of Operation        17

Item 3.    Controls and Procedures                                          22

PART II.   OTHER INFORMATION                                                23

Item 1.    Legal Proceedings                                                23

Item 2.    Change in Securities                                             24

Item 3.    Defaults Upon Senior Securities                                  25

Item 4.    Submission of Matters to a Vote of Security Holders              25

Item 5.    Other Information                                                25

Item 6.    Exhibits and Reports on Form 8-K                                 25

SIGNATURES                                                                  25

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $            -
   Accounts receivable, net of allowance of $262,181                  2,252,674
   Inventory                                                            487,931
   Other current assets                                                  59,659
                                                                 --------------
     Total current assets                                             2,800,264

PROPERTY AND EQUIPMENT, net (including equipment acquired
   from related party of $2,300,000)                                  3,566,708

INTANGIBLE ASSETS:
   Licenses and related costs, net                                    1,681,911
   Capitalized software costs, net                                      277,717
   Website development costs, net                                       129,547
   Customer lists and relationships, net                                275,873
   Artwork library, net                                                 746,663
   Tradename and trademark, net                                          14,147
                                                                 --------------
                                                                      3,125,858
                                                                 --------------

OTHER ASSETS                                                             12,668
                                                                 --------------

     Total assets                                                $    9,505,498
                                                                 ==============

               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET, CONTINUED
                                  JUNE 30, 2003
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Bank overdraft                                                         $        14,258
   Accounts payable and accrued expenses                                        1,885,538
   Customer deposits                                                              362,217
   Advances from related party                                                     92,634
   Current portion of loans payable                                             2,752,680
   Current portion of notes payable                                                36,965
   Current portion of deferred revenue                                          1,460,544
                                                                          ----------------

     Total current liabilities                                                  6,604,836
                                                                          ----------------

NOTES PAYABLE, less current portion                                               155,994
                                                                          ----------------

DEFERRED REVENUE, less current portion                                          3,461,694
                                                                          ----------------

     Total liabilities                                                         10,222,524
                                                                          ----------------

COMMITMENTS AND CONTINGENCIES (See Note 8)                                              -

STOCKHOLDERS' DEFICIT
   Preferred stock - Class A, $.001 par value, 10,000,000 shares
     authorized, 5,460,000 Class A shares issued and outstanding                    5,460
   Common stock, $.001 par value, 300,000,000 shares
    authorized, 38,989,192 shares issued and outstanding                           38,989
   Additional paid-in capital                                                   4,393,825
   Other comprehensive loss - foreign currency translation                         (7,971)
   Accumulated deficit                                                         (5,147,329)
                                                                          ----------------

     Total stockholders' deficit                                                 (717,026)
                                                                          ----------------

     Total liabilities and stockholders' deficit                          $     9,505,498
                                                                          ================



               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                   2003              2002
                                            ----------------  ----------------

NET REVENUE:
   Product sales                            $       711,686   $       484,666
   Lease revenue                                    916,437           146,561
   Royalty revenue                                   79,302            38,646
                                            ----------------  ----------------
                                                  1,707,425           669,873
                                            ----------------  ----------------
COST OF REVENUE:
   Product                                          577,040           138,700
   Lease                                            244,546            73,646
   Royalty                                           50,000             9,661
                                            ----------------  ----------------
                                                    871,586           222,007
                                            ----------------  ----------------

GROSS PROFIT                                        835,839           447,866
                                            ----------------  ----------------
OPERATING EXPENSES:
   Research and development                          30,242             6,259
   Payroll and related benefits                     740,493           276,994
   General and administrative                     1,641,407           169,508
                                            ----------------  ----------------
                                                  2,412,142           452,761
                                            ----------------  ----------------

LOSS FROM OPERATIONS                             (1,576,303)           (4,895)
                                            ----------------  ----------------

OTHER INCOME (EXPENSES):
  Other expense, net                               (501,581)              382
  Interest expense                                  (66,672)                -
                                            ----------------  ----------------
                                                   (568,253)              382
                                            ----------------  ----------------

LOSS BEFORE INCOME TAXES                         (2,144,556)           (4,513)

PROVISION FOR INCOME TAXES:
   Current                                                -           325,000
   Deferred                                               -          (325,000)
                                            ----------------  ----------------
                                                          -                 -
                                            ----------------  ----------------

NET LOSS                                    $    (2,144,556)  $        (4,513)
                                            ================  ================

NET LOSS PER SHARE, basic and diluted       $         (0.05)  $         (0.00)
                                            ================  ================

WEIGHTED AVERAGE COMMON EQUIVALENT
   SHARES OUTSTANDING - basic and diluted        40,679,082        23,300,000
                                            ================  ================


               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                     2003              2002
                                              ----------------  ----------------

NET REVENUE:
   Product sales                              $     2,117,339   $       713,410
   Lease revenue                                    1,273,481           146,561
   Royalty revenue                                    163,639            38,646
                                              ----------------  ----------------
                                                    3,554,459           898,617
                                              ----------------  ----------------
COST OF REVENUE:
   Product                                          1,345,976           265,566
   Lease                                              379,799            73,646
   Royalty                                            106,104             9,661
                                              ----------------  ----------------
                                                    1,831,879           348,873
                                              ----------------  ----------------

GROSS PROFIT                                        1,722,580           549,744
                                              ----------------  ----------------

OPERATING EXPENSES:
   Research and development                            51,018            11,804
   Payroll and related benefits                     1,265,091           325,029
   General and administrative                       4,097,016           234,341
                                              ----------------  ----------------
                                                    5,413,125           571,174
                                              ----------------  ----------------

LOSS FROM OPERATIONS                               (3,690,545)          (21,430)
                                              ----------------  ----------------

OTHER INCOME (EXPENSES):
  Other expense, net                                 (501,538)              382
  Interest expense                                   (645,603)                -
                                              ----------------  ----------------
                                                   (1,147,141)              382
                                              ----------------  ----------------

LOSS BEFORE INCOME TAXES                           (4,837,686)          (21,048)

PROVISION FOR INCOME TAXES:
   Current                                           (550,000)          325,000
   Deferred                                           550,000          (325,000)
                                              ----------------  ----------------
                                                            -                 -
                                              ----------------  ----------------
NET LOSS                                      $    (4,837,686)  $       (21,048)
                                              ================  ================

NET LOSS PER SHARE, basic and diluted         $         (0.12)  $         (0.00)
                                              ================  ================

WEIGHTED AVERAGE COMMON EQUIVALENT
   SHARES OUTSTANDING - basic and diluted          40,428,529        23,300,000
                                              ================  ================


               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                     2003              2002
                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   $    (4,837,686)  $       (21,048)
   Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                   652,022            31,682
     Provision for doubtful accounts                                  159,000                 -
     Common stock issued for financing costs                          528,000                 -
     Common stock issued for services                               1,170,000                 -
     Foreign currency translation adjustment                           (7,076)                -
     Loss on disposal of fixed assets                                  95,957                 -
     Write off of deferred offering costs                             212,797                 -
     Write off of advances to Vitro Laser, Gmbh                       500,000                 -
   Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                              106,140          (710,170)
     Inventory                                                        390,609          (234,741)
     Other assets                                                     118,409            (7,896)
       Deposits                                                             -            (2,800)
     Shareholder advances                                                   -           (34,751)
   Increase (decrease) in:
     Accounts payable and accrued expenses                            871,307           131,992
      Customer deposits                                                (8,747)                -
     Deferred revenue                                                 307,729         1,855,293
                                                              ----------------  ----------------
Net cash provided by operating activities                             258,461         1,007,561
                                                              ----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Advances to acquire Vitro Laser, Gmbh                             (300,000)                -
   Payments to acquire property and equipment                      (1,303,212)         (741,670)
                                                              ----------------  ----------------
Net cash used in investing activities                              (1,603,212)         (741,670)
                                                              ----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Change in bank overdraft                                            14,258                 -
   Advances from related party, net                                    92,634                 -
   Payments on notes payable                                          (14,669)         (170,000)
   Payments for deferred offering costs                              (136,797)                -
   Proceeds from stock subscriptions receivable                       488,000                 -
   Proceeds from sale of common stock                                 260,000                 -
                                                              ----------------  ----------------
Net cash provided by (used in) financing activities                   703,426          (170,000)
                                                              ----------------  ----------------
NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                              (641,325)           95,891

CASH AND CASH EQUIVALENTS, beginning                                  641,325            28,095
                                                              ----------------  ----------------

CASH AND CASH EQUIVALENTS, ending                             $             -   $       123,986
                                                              ================  ================

               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                                                      2003            2002
                                                 -------------   --------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Interest paid                                 $    73,012     $          -
                                                 ============    =============
   Income taxes paid                             $         -     $          -
                                                 ============    =============


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Exchange of net assets to acquire common and
     Series A preferred stock from former officer
     (see Notes 6 and 9)                         $   237,826     $          -
                                                 ============    =============








               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the six months ended June 30, 2003 of $4,837,686 and at June 30, 2003, had an accumulated deficit of $5,147,329 and a working capital deficit of $3,804,572. In addition, the Company is in default on the payment of certain loan payable obligations. The Company is also involved in various lawsuits and effective June 2, 2003, a senior creditor has been granted a Writ of Possession allowing him to take possession of the collateral (all Company assets) securing his note (see Note 8). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

STOCK OPTIONS
-------------
The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2003. As of June 30, 2003, only 3,000,000 options were outstanding, which were granted in the fourth quarter of 2002 and were fully vested immediately.

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

For purposes of SFAS 123 pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The Company's proforma information is as follows:

                                                     2003             2002
                                                     ----             ----
  Net loss, as reported                       $   (4,837,686)    $      (21,048)
  Compensation recognized under APB 25                   -                  -
  Compensation recognized under SFAS 123                 -                  -
  Pro forma net loss                          $   (4,837,686)    $      (21,048)


NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of June 30, 2003 the Company had outstanding 3,000,000 options to purchase shares of common stock at $0.25 per share.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)


NOTE 3 - INVENTORY

Inventory at June 30, 2003, consist of the following:

      Glass blocks, premade images and related products         $       250,878
      Electronic parts and accessories                                  237,053
                                                                ---------------
                                                                $       487,931
                                                                ===============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2003, consist of the following:

      Equipment under operating leases as lessor                $     2,391,678
      Computers and equipment                                         1,144,834
      Vehicles                                                          285,491
      Furniture and fixtures                                            113,835
      Leasehold improvements                                             32,189
                                                                ---------------
                                                                      3,968,027
      Less accumulated depreciation and amortization                    401,319
                                                                ---------------

                                                                $     3,566,708
                                                                ===============

NOTE 5 - LOANS PAYABLE

Loans payable at June 30, 2003 consist of the following:

      Loan payable, unrelated party, secured by all capital
        stock of Lazer Tek, with unpaid principal due by
        January 20, 2004, interest due monthly at 13.5%
        per annum. (Interest payments are in default)           $     1,500,000

      Loans payable, former creditor of Lazer Tek, secured
        by assets of Crystalix, unpaid principal and interest
        was due by April 1, 2003 with interest at 10% per
        annum (default interest rate of 18% per annum).
        This amount was not paid and is currently in default
        (see Note 8)                                                    852,680

      Loans payable, related party, unsecured, payable in
        four quarterly payments starting on April 1, 2003 of
        $100,000 each with no interest. This note arose from
        the acquisition of Lazer Tek.  This amount was not paid
        and is currently in default                                     400,000
                                                                ---------------

                                                                      2,752,680
      Less current maturities                                         2,752,680
                                                                ---------------
                                                                $             -
                                                                ===============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

NOTE 6 - EQUITY

During the six months ended June 30, 2003, the Company sold 1,120,000 shares of its restricted common stock for gross proceeds of $260,000. Also, during the six months ended June 30, 2003, the Company issued 660,000 shares of its common stock, as consideration to the holder of the $1.5 million loan payable for extending the repayment terms. The shares were valued at their fair market value of $528,000. The Company also issued 2,340,000 shares of its common stock for services rendered that were valued at a fair market value of $1,170,000. In addition, during the six months ended June 30, 2003, in accordance with an agreement with a former officer, the Company canceled 5,126,000 shares of common stock and 1,540,000 of Class A preferred stock owned by a former officer of the Company in exchange for the Company transferring the ownership to four retail store locations in Las Vegas, Nevada that were previously owned by the Company (see Note 9). Since this transaction occurred with a related party, the cost carryover basis was used and no gain or loss was recognized from this transaction.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30,, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of WHEN-ISSUED securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after June 30, 2003. The Company does not participate in such transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Acquisition Target - On December 15, 2002, the Company signed an agreement to acquire 50% of the ownership interest of Vitro Laser GmbH, a German Corporation, for consideration consisting of cash and the right to acquire shares of the Company's common stock. As of September 4, 2003, no formal agreements were consummated. The Company advanced $500,000 to Vitro Laser GmbH as of June 30, 2003 and has written this amount off during the six months ended June 30, 2003 to other expense due to the uncertainty about successfully completing this acquisition.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED

LEGAL
-----
The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of June 30, 2003, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

In January 2003, Concord Industries Inc. ("Concord") filed an action for declaratory relief in the federal court for the State of Connecticut against the Company and Laser Design International, LLC ("LDI"). Concord seeks a judgment invalidating the patent issued to LDI and/or declaring that Concord is not infringing on LDI's patent. LDI is the holder, in part, of laser technology patent rights related to laser engraving, the Company has licensed the use of this technology from LDI. Responses are due from the Company and LDI in early October 2003. The parties are currently in settlement negotiations to resolve matters raised in this lawsuit. If the lawsuit cannot be settle, it is anticipated that LDI will seek the transfer of this case to the federal court in the Northern District of California, where it has sued Concord Industries. The Company expects to allege that Concord is infringing upon LDI's patent. The patents that are the subject of the suit pertain to subsurface decorative laser marking in crystal, glass, and other clear materials, which is the technology used in our business. Management plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements, as such amounts are not estimable.

On February 12, 2003, Vitro Laser Group USA, Inc. ("Vitro") and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH and the Company. The plaintiffs allege that Vitro and the Company wrongfully took two laser systems. The plaintiffs seek a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro and the Company from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. In addition, the plaintiffs seek from the Company exemplary damages for conversion of the equipment, statutory damages of $2,000 and attorneys' fees for theft of the laser systems, actual damages for unjust enrichment, and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro. With respect to Vitro, the plaintiffs seek exemplary damages for fraud, actual damages for negligent misrepresentation, actual damages and attorneys' fees for breach of contract, and actual damages for breach of fiduciary duty. Vitro asserts that it was not properly served and that it is not amenable to suit or service in the United States since it is a German company. The Company has filed a special appearance in the lawsuit to contest the court's jurisdiction over it. The court found that the court had jurisdiction over the Company and the Company has appealed that ruling. If the Company is unsuccessful in its jurisdictional challenge, the Company intends to assert that it took possession of the equipment at the request of Vitro, with Vitro asserting ownership over the equipment due to plaintiffs' failure to pay for the equipment. Management, together with Vitro, plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements, as such amounts are not estimable.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED

On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against the Company in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. The Company has asserted various defenses to the claim. A trial is scheduled for March 15, 2004. Management plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements.

On March 31, 2003, the Company filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that the Company entered into to purchase Lazer-Tek. The Company requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,689, issuance of 568,750 shares of the Company's common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all of the Company's assets. The default interest rate is 18% per annum. As of the date of this report, negotiations with Mr. Ryan indicate that he is willing to allow the Company to continue existing operations so that it can proceed with the proposed secondary public offering.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

NOTE 8 - COMMITMENTS AND CONTINGENCIES, CONTINUED

On June 30, 2003, the Company and John S. Woodward, the Company's president, filed a complaint against Armin Van Damme (a former officer and director of the Company), Othmar Van Dam (a former officer and director of the Company), Jim Carrasco, Carlos Ravelo, Brian Shedd (a former employee), 3DLI, Inc., and Vitro Laser, Inc. in the District Court for Clark County, Nevada. The complaint alleged tortious interference with contractual relations, tortious interference with prospective economic advantage, conversion, and conspiracy on the part of all of the named defendants. In addition, the complaint alleged breach of fiduciary duty by Armin Van Damme and Othmar Van Dam as to the Company. The Company and Mr. Woodward have requested damages in excess of $10,000, attorneys' fees and costs, as well as injunctive relief. On July 24, 2003, the Company obtained an order for a preliminary injunction, which (1) enjoined Brian Shedd from activities that would compete against the Company; (2) enjoined Othmar Van Dam from soliciting the Company's existing affiliates and/or customers; (3)
enjoined Armin Van Damme from transferring or encumbering his residence; (4) mandated Armin Van Damme and Othmar Van Dam to remove the Company from being financially obligated on the lease of the vehicles they are using; (5) mandated Armin Van Damme and Othmar Van Dam to provide proof of current registration and insurance on such vehicles; (6) mandated Armin Van Damme to provide the Company with access to conduct an audit and inventory at four retail locations that had been purchased by Mr. Van Damme; (7) mandated Armin Van Damme to return all Company corporate, software and art files to the Company; (8) enjoined the defendants from communicating on Company letterhead; (9) mandated the Company to remove Armin Van Damme and Othmar Van Dam from the Company's Web site; (10) mandated Armin Van Damme and 3DLI, Inc. to issue checks to the Company for amounts diverted from the Company; (11) enjoined the defendants from encumbering, tampering, hindering, converting, or transferring any Company assets; and (12) enjoined all parties from disparaging any other party in the action. The defendants have filed an answer and counterclaim, suing the Company and all of the Company's officers in their individual capacity. The parties are currently in settlement discussions. No trial date has been scheduled.

NOTE 9 - TRANSACTIONS WITH FORMER OFFICERS

In April 2003, the Company entered into an agreement with Armin Van Damme, a former officer and director and founder of Crystalix USA Group, to transfer the four Company-owned retail locations in Las Vegas for the surrender of all of his Class A preferred stock and common stock remaining after permitted transfers of the common stock. As a result of this transaction, the Company has canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by Mr. Van Damme and removed the net book value of the assets related to the four Company-owned retail location in the amount of $237,826. In addition, Mr. Van Damme resigned as an employee of the Company and agreed to assume liability of the lease of his automobile which had been leased by the Company, and liability of the lease of office space at 5720 South Arville, Suite 114, Las Vegas, Nevada. The transfer was effective as of April 28, 2003. No gain or loss was recognized from this related party transaction. Mr. Van Damme is to pay the Company a license fee of 5% of gross sales generated from the transferred locations and agreed to purchase all supplies and equipment needed for the operation of the locations from the Company at its cost plus 10%. The Company may terminate the agreement upon 30 days' prior written notice in the event Mr. Van Damme should fail to make payments or submit reports on a timely basis. This agreement is the subject of the lawsuit described in Note 8 above.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                   (UNAUDITED)

NOTE 9 - TRANACTIONS WITH FORMER OFFICERS, CONTINUED

During the six months ended June 30, 2003 and 2002, these four locations accounted for the following, approximately (in percent):

      ------------------------------------------------------------------
                                        2003                2002
      ------------------------------------------------------------------
       Product sales                     50%                100%
      ------------------------------------------------------------------
       Net revenue                       38%                100%
      ------------------------------------------------------------------
       Gross profit                      50%                100%
      ------------------------------------------------------------------
       Net (income) loss                (12)%               (10)%
      ------------------------------------------------------------------


In April 2003, the Company entered into an employment agreement with Othmar Van Dam, a former officer and director and founder of Crystalix USA Group. Mr. Van Dam is to serve as the Company's head of Marketing and Development of Affiliate Sales Locations for a three-year term beginning April 1, 2003 at a base salary of $120,000. In addition, Mr. Van Dam is to receive a performance bonus equal to 5% of the gross revenues generated by the Company through its affiliate locations. In consideration for the employment agreement, Mr. Van Dam surrendered all of his Class A preferred stock and agreed to reduce his ownership of common stock to 4.9%. Upon Mr. Van Dam's resignation, his employment was terminated in May 2003.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the six months ended June 30, 2003 of $4,837,686 and at June 30, 2003, had a an accumulated deficit of $5,147,329 and a working capital deficit of $3,804,572. In addition, the Company is in default on the payment of certain loan payable obligations. The Company is also involved in various lawsuits and effective June 2, 2003, a senior creditor has been granted a Writ of Possession allowing him to take possession of the collateral (all Company assets) securing his note. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO JUNE 30, 2002

Crystalix USA was formed in November 2001. Accordingly, while comparative information is presented for the period ended June 30, 2002, such information is not necessarily useful in evaluating our results of operations since we only had 16 locations in operation that period. As of June 30, 2003 we had 46 locations in operation, which consists of company owned stores and licensee stores.

Our net revenues are derived from product sales, lease revenue, and royalty revenue. We generate product sales through the sale of engraved glass products to customers in our retail kiosks, to corporate customers, and through the sale of glass blanks, display bases, and related products to our marketing partners. We receive lease revenues and royalty revenues from our marketing partners under the terms of master equipment leases and software licenses they have executed with us. Our revenue for the three months ended June 30, 2003 increased by $1,037,552 or 155% from $669,873 for the three months ended June 30, 2002 to $1,707,425 for the same period in 2003. The significant increase is principally due to the increase in the number of locations that were in operation during the three months ended June 30, 2003 versus the same period in 2002.

The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. The lease cost of revenue consists primarily of the amortization of property, plant and equipment, including the direct personnel costs and direct product costs associated with the assembly of our leased equipment. Royalty cost of revenue consists of the royalty payments we make to Laser Design International. Our cost of revenue for the three months ended June 30, 2003 increased by $649,579 or 293% from $222,007 for the three months ended June 30, 2002 to $871,586 for the same period in 2003. The significant increase is principally due to the increase in revenue. Our gross margin for the three months ended June 30, 2003 was 49% compared to 67% for the same period in 2002. The decrease in gross margin is principally a result of the sales of the four Company-owned locations to a former officer of the Company, which historically produced high gross margins.

Research and development for the three months ended June 30, 2003 increased by $23,983 or 383% from $6,259 for the three months ended June 30, 2002 to $30,242 for the same period in 2003. The significant increase is principally due to product development integration activities for our laser engraving system.

Payroll and related benefits for the three months ended June 30, 2003 increased by $463,499 or 167% from $276,994 for the three months ended June 30, 2002 to $740,493 for the same period in 2003. The significant increase is due to the growth of our company, including the increase in payroll as a result of the acquisition of Laser Tek, and the need to hire additional personnel. As we continue to expand our operations, we expect this expense to increase as our revenues increase.

General and administrative expenses consisted primarily of rent for office space, legal and accounting fees, professional services, and support employees. General and administrative expenses for the three months ended June 30, 2003 increased by $1,471,899 or 868% from $169,508 for the three months ended June 30, 2002 to $1,641,407 for the same period in 2003. The increase in general and administrative expenses is principally due to the increase in overhead required to sustain our growing operations and increased professional fees as a result the outstanding litigation. We expect general and administrative expenses to increase as we continue to increase both corporate sales and the expansion of retail locations, and proceed with our plans for a public offering of our stock and the listing of our common stock on Nasdaq or a stock exchange.

Other expense, net for the three months ended June 30, 2003 increased by $501,963 from other income of $382 for the three months ended June 30, 2002 to other expense of $501,581 for the same period in 2003. The significant increase in other expense, net is the write off of our investment in Vitro Laser Gmbh of $500,000. We had originally paid Vitro an advance of $500,000 that was to be applied to the purchase price once the transactions was consummated; however, due to the uncertainty about likelihood of us being able to complete the purchase transaction, we have written off this advance.

Interest expense, net was $66,672 for the three months ended June 30, 2003, as compared to $nil for the same period in 2002. The increase is due to the increase in loans payable. There were no loans payable at June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED JUNE 30, 2002

Our revenue for the six months ended June 30, 2003 increased by $2,655,842 or 296% from $898,617 for the six months ended June 30, 2002 to $3,554,459 for the same period in 2003. The significant increase is principally due to the increase in the number of locations that were in operation during the six months ended June 30, 2003 versus the same period in 2002.

Our cost of revenue for the six months ended June 30, 2003 increased by $1,483,006 or 425% from $348,873 for the six months ended June 30, 2002 to $1,831,879 for the same period in 2003. The significant increase is principally due to the increase in revenue. Our gross margin for the six months ended June 30, 2003 was 48% compared to 61% for the same period in 2002. The decrease in gross margin is principally a result of the sales of the four Company-owned locations to a former officer of the Company, which historically produced high gross margins.

Research and development for the six months ended June 30, 2003 increased by $39,214 or 332% from $11,804 for the six months ended June 30, 2002 to $51,018 for the same period in 2003. The significant increase is principally due to product development integration activities for our laser engraving system.

Payroll and related benefits for the six months ended June 30, 2003 increased by $940,062 or 289% from $325,029 for the six months ended June 30, 2002 to $1,265,091 for the same period in 2003. The significant increase is due to the growth of our company, including the increase in payroll as a result of the acquisition of Laser Tek, and the need to hire additional personnel. As we continue to expand our operations, we expect this expense to increase as our revenues increase.

General and administrative expenses for the six months ended June 30, 2003 increased by $3,862,675 or 1,648% from $234,341 for the six months ended June 30, 2002 to $4,097,016 for the same period in 2003. The increase in general and administrative expenses is principally due to the increase in overhead required to sustain our growing operations, increased professional fees as a result the outstanding litigation and consulting fees. Included in the amount for 2003 is $1,170,000, which is the valuation for 2,340,000 shares of our common stock issued for consulting services rendered. We expect general and administrative expenses to increase as we continue to increase both corporate sales and the expansion of retail locations, and proceed with our plans for a public offering of our stock and the listing of our common stock on Nasdaq or a stock exchange.

Other expense, net for the six months ended June 30, 2003 increased by $501,920 from other income of $382 for the six months ended June 30, 2002 to other expense of $501,538 for the same period in 2003. The significant increase in other expense, net is the write off of our investment in Vitro Laser Gmbh of $500,000. We had originally paid Vitro an advance of $500,000 that was to be applied to the purchase price once the transactions was consummated; however, due to the uncertainty about likelihood of us being able to complete the purchase transaction, we have written off this advance.

Interest expense, net was $645,603 for the six months ended June 30, 2003, as compared to $nil for the same period in 2002. The increase is due to the increase in loans payable and shares of stock issued for financing costs. Of the interest expense amount, $528,000 was included for the 660,000 shares of our common stock issued as consideration to the lender for extending the repayment terms of a loan to us of $1,500,000

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had a working capital deficit of $3,804,572, as compared to a surplus of $511,575 at December 31, 2002. We had a bank overdraft of $14,258 at June 30, 2003 as compared to cash and cash equivalents of $641,325 at December 31, 2002.

During the six months ended June 30, 2003, our operating activities and financing activities provided cash of $258,461 and $703,426, respectively, while investing activities used cash of $1,603,212.

During the six months ended June 30, 2003 we used $1,303,212 for the purchase of property and equipment, which consisted principally of equipment for laser engraving systems and expansion of our network of kiosk locations. We also used $300,000 for an advance to Vitro Laser.

During the six months ended June 30, 2003, we obtained $748,000 from the sale of common stock which consisted of $488,000 collected from stock sold in 2002 and $260,000 for the issuance of 1,120,000 additional shares.

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

PLAN OF OPERATION

We believe that we have positioned the company to become a leader in the sub-surfaced glass etching industry. Our management has developed a 2003-2004 roll-out plan of the following:

     o new corporate owned and operated locations in the United States and Europe
     o   new marketing partners in the United States and Europe
     o   Agreements with strong infinity groups (i.e. NASCAR, NBA, MLB)
     o   Completion of an office and production facility
     o   Further development and enhancement of our equipment and software

With our current cash flow and proposed growth pattern, we will require additional capital. We have signed a letter of intent with an underwriter for a secondary public offering of our common stock. We intend to file a registration statement as soon as possible, but do not anticipate the receipt of offering proceeds for several months. To address cash needs not met by internal cash flow prior to receipt of offering proceeds, we plan to privately place shares of our common stock and/or borrow funds.

Since we operate in the gift industry, our business is seasonal, with the first and second quarters being significantly slower than the third and fourth quarters. We are trying to develop more corporate sales, to offset the effects of this seasonality. For 2003, the revenues generated in the first six months were less than anticipated due to the prevailing general economic conditions and the fact that management's efforts were diverted from expansion of retail locations. Since the beginning of 2003, management has devoted a significant amount of time to company restructuring.

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


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective, with some weaknesses in internal control due to limited personnel, significant change in senior management and current negotiations with a senior creditor. Except as discussed above, there were no other significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

In January 2003, Concord Industries Inc. filed an action for declaratory relief in the federal court for the State of Connecticut against us and Laser Design International, LLC ("LDI"). Concord seeks a judgment invalidating the patent issued to LDI and/or declaring that Concord is not infringing on LDI's patent. Responses are due from us and LDI in early October 2003. The parties are currently in settlement negotiations to resolve matters raised in this lawsuit. If the lawsuit cannot be settled, it is anticipated that LDI will seek the transfer of this case to the federal court in the Northern District of California, where it has sued Concord Industries. We expect to allege that Concord is infringing upon LDI's patent. The patents that are the subject of the suit pertain to subsurface decorative laser marking in crystal, glass, and other clear materials, which is the technology used in our business.

On February 12, 2003, Vitro Laser Group USA, Inc. and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH and us. The plaintiffs allege that Vitro and we wrongfully took two laser systems. The plaintiffs seek a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro and us from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. In addition, the plaintiffs seek from us exemplary damages for conversion of the equipment, statutory damages of $2,000 and attorneys' fees for theft of the laser systems, actual damages for unjust enrichment, and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro. With respect to Vitro, the plaintiffs seek exemplary damages for fraud, actual damages for negligent misrepresentation, actual damages and attorneys' fees for breach of contract, and actual damages for breach of fiduciary duty. Vitro asserts that it was not properly served and that it is not amenable to suit or service in the United States since it is a German company. We have filed a special appearance in the lawsuit to contest the court's jurisdiction over us. The court found that the court had jurisdiction over us and we have appealed that ruling. If we are unsuccessful in our jurisdictional challenge, we intend to assert that we took possession of the equipment at the request of Vitro, with Vitro asserting ownership over the equipment due to plaintiffs' failure to pay for the equipment.

On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against us in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. We asserted various defenses to the claim. A trial is scheduled for March 15, 2004.

On March 31, 2003, we filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that we entered into to purchase Lazer-Tek. We requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,689, issuance of 568,750 shares of our common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all of our assets. As of the date of this report, negotiations with Mr. Ryan indicate that he is willing to allow the Company to continue existing operations so that it can proceed with the proposed secondary public offering.

On June 30, 2003, we and John S. Woodward, our president, filed a complaint against Armin Van Damme (our former officer and director), Othmar Van Dam (our former officer and director), Jim Carrasco, Carlos Ravelo, Brian Shedd (a former employee), 3DLI, Inc., and Vitro Laser, Inc. in the District Court for Clark County, Nevada. The complaint alleged tortious interference with contractual relations, tortious interference with prospective economic advantage, conversion, and conspiracy on the part of all of the named defendants. In addition, the complaint alleged breach of fiduciary duty by Armin Van Damme and Othmar Van Dam as to us. We and Mr. Woodward have requested damages in excess of $10,000, attorneys' fees and costs, as well as injunctive relief. On July 24, 2003, we obtained an order for a preliminary injunction, which (1) enjoined Brian Shedd from activities that would compete against us; (2) enjoined Othmar Van Dam from soliciting our existing affiliates and/or customers; (3) enjoined Armin Van Damme from transferring or encumbering his residence; (4) mandated Armin Van Damme and Othmar Van Dam to remove us from being financially obligated on the lease of the vehicles they are using; (5) mandated Armin Van Damme and Othmar Van Dam to provide proof of current registration and insurance on such vehicles; (6) mandated Armin Van Damme to provide us with access to conduct an audit and inventory at four retail locations that had been purchased from us by Mr. Van Damme; (7) mandated Armin Van Damme to return all of our corporate, software and art files to us; (8) enjoined the defendants from communicating on our letterhead; (9) mandated us to remove Armin Van Damme and Othmar Van Dam from our Web site; (10) mandated Armin Van Damme and 3DLI, Inc. to issue checks to us for amounts diverted from us; (11) enjoined the defendants from encumbering, tampering, hindering, converting, or transferring any of our assets; and (12) enjoined all parties from disparaging any other party in the action. On July 22, 2003, we filed an amended complaint to include claims of breach of contract and breach of the implied covenant of good faith and fair dealing against Armin Van Damme, Othmar Van Dam, and Brian Shedd. On August 15, 2003, the defendants filed an answer, counterclaim, and third-party complaint suing us, John Woodward, John Ed Dhonau (our consultant), Kevin Ryan, Mark Janssen (our officer and director), and Rainer Eissing (our officer and director). Their claims included breach of contract, breach of covenant of good faith and fair dealing, tortious interference, fraud in the inducement, and negligent misrepresentation. The defendants are seeking damages in excess of $10,000, attorneys' fees and costs, declaratory relief, injunctive relief, and an accounting. The parties are currently in settlement discussions. No trial date has been scheduled.


ITEM 2.    CHANGE IN SECURITIES

In January and March of 2003, we sold 1,120,000 shares of common stock for gross proceeds of $260,000. The securities were sold to three persons pursuant to a private placement offering exempt under Section 4(2) of the Securities Act of 1933. No underwriters were used.

In March 2003, we issued 660,000 shares of common stock as consideration for the lender extending the repayment terms of a $1,500,000 loan. These shares were valued at their fair market value totaling $528,000. We also issued 2,340,000 shares of common stock for services rendered to two persons. These shares were valued at their fair market value totaling $1,170,000. All of these issuances were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. No underwriters were used.

In addition, in April 2003, in accordance with an agreement with a former officer Mr. Armin Van Damme, we canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by Mr. Van Damme and removed the net book value of the assets related to the four Company-owned retail location in the amount of $237,826.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We are currently in default on two loans payable in the amount of $1,252,680.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5.    OTHER INFORMATION

Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
       2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
       2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation of Crystalix Group International,
                    Inc. (4)
--------------------------------------------------------------------------------
       3.2          Bylaws of Americabilia.com, Inc. (5)
--------------------------------------------------------------------------------
       10.1         Form of Master Equipment Lease and Software License
                    Agreement (4)
--------------------------------------------------------------------------------
       10.2 Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (4)
--------------------------------------------------------------------------------
       10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd.
                    (4)
--------------------------------------------------------------------------------
       10.4 Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window & Door Company and Crystalix USA Group, and amendment thereto (4)
--------------------------------------------------------------------------------
       10.5 Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
       10.6         Promissory note to John S. Woodward dated December 20, 2002
                    (4)
--------------------------------------------------------------------------------
       10.7         Promissory note to Kevin Ryan dated December 23, 2002 (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
       21.1         Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification
--------------------------------------------------------------------------------
       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
------------------------


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

None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRYSTALIX GROUP INTERNATIONAL, INC.



September 15, 2003               By:  /s/ JOHN S. WOODWARD
                                    --------------------------------------------
                                        John S. Woodward, President



September 15, 2003               By:  /s/ OSWALDUS VAN DAM
                                    --------------------------------------------
                                        Oswaldus Van Dam
                                        Interim Chief Financial Officer