Form 10QSB
period 2003-09-30
CRYSTALIX GROUP INTERNATIONAL INC
filed 2003-11-26
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          As of November 14, 2003 - 38,989,192 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I.    FINANCIAL INFORMATION                                            2

Item 1.    Financial Statements                                             2

           Consolidated Balance Sheet as of September 30, 2003
           (unaudited)                                                      2

           Consolidated Statements of Operations for the three
           and nine months ended September 30, 2003 and 2002
           (unaudited)                                                      3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2003 and 2002 (unaudited)        4

           Notes to Consolidated Financial Statements (unaudited)          5-11

Item 2.    Management's Discussion and Analysis or Plan of Operations     12-17

Item 3.    Controls and Procedures                                          17

PART II.   OTHER INFORMATION                                                18

Item 1.    Legal Proceedings                                              18-19

Item 2.    Change in Securities                                             19

Item 3.    Defaults Upon Senior Securities                                  19

Item 4.    Submission of Matters to a Vote of Security Holders              20

Item 5.    Other Information                                                20

Item 6.    Exhibits and Reports on Form 8-K                                 20

SIGNATURES                                                                  21

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                                  SEPTEMBER
                                                                                   30, 2003
                                                                                --------------

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                  $        55,869
    Account receivable, net of allowance of $262,181                                   517,659
    Inventory                                                                          459,202
    Other current assets                                                                47,141
                                                                                --------------
TOTAL CURRENT ASSETS                                                                 1,079,871
                                                                                --------------

PROPERTY AND EQUIPMENT, net (including equipment
    acquired from related party of $2,300,000                                        3,293,369

INTANGIBLE ASSETS
    Licenses and related costs, net                                                  1,637,116
    Capitalized software costs, net                                                    252,089
    Website development costs, net                                                     117,019
    Customer lists and relationships, net                                              260,546
    Artwork library, net                                                               671,996
    Tradename and trademark, net                                                        13,361
                                                                                --------------
                                                                                     2,952,127
                                                                                --------------

OTHER ASSETS                                                                            12,743
                                                                                --------------
TOTAL ASSETS                                                                   $     7,338,110
                                                                                ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                      $     1,524,261
    Customer deposits                                                                  303,907
    Advances from related party                                                        833,922
    Current portion of loans payable                                                 2,752,680
    Current portion of notes payable                                                    18,965
    Current portion of deferred revenue                                              1,294,979
                                                                                --------------
TOTAL CURRENT LIABILITIES                                                            6,728,714
                                                                                --------------

NOTES PAYABLE, less current portion                                                     75,873

DEFERRED REVENUE, less current portion                                               2,152,459
                                                                                --------------
TOTAL LIABILITIES                                                                    8,957,046
                                                                                --------------

STOCKHOLDERS' DEFICIT
    Preferred stock - Class A, $0.001 par value; 10,000,000 shares
      authorized; 5,460,000 Class A shares issued and outstanding                        5,460
    Common stock; $0.001 par value; 300,000,000 shares
      authorized; 38,989,192 shares issued and outstanding                              38,989
    Additional paid-in capital                                                       4,393,825
    Other comprehensive loss - foreign currency translation                            (16,854)
    Accumulated deficit                                                             (6,040,356)
                                                                                --------------
TOTAL STOCKHOLDERS' DEFICIT                                                         (1,618,936)
                                                                                --------------
TOTAL LIABILITIES AND
    STOCKHOLDERS' DEFICIT                                                      $     7,338,110
                                                                                ==============

       The accompanying notes are an integral part of these consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           --------------------------------  -------------------------------
                                                              SEPTEMBER        SEPTEMBER       SEPTEMBER        SEPTEMBER
                                                               30, 2003         30, 2002        30, 2003         30, 2002
                                                           ---------------   --------------  --------------   --------------
REVENUE
    Product sales                                          $      826,470    $     742,457   $   3,431,309    $   1,455,867
    Lease revenue                                                 342,082          335,354       1,128,063          481,915
    Royalty revenue                                               141,589          203,855         305,228          242,501
                                                           ---------------   --------------  --------------   --------------
TOTAL REVENUE                                                   1,310,141        1,281,666       4,864,600        2,180,283
                                                           ---------------   --------------  --------------   --------------

COST OF REVENUE
    Product sales                                                 304,497          208,889       1,650,473          474,455
    Lease revenue                                                  78,584          171,536         458,383          245,182
    Royalty revenue                                                38,777           57,679         144,881           67,340
                                                           ---------------   --------------  --------------   --------------
TOTAL COST OF REVENUE                                             421,858          438,104       2,253,737          786,977
                                                           ---------------   --------------  --------------   --------------

                                                           ---------------   --------------  --------------   --------------
GROSS PROFIT                                                      888,283          843,562       2,610,863        1,393,306
                                                           ---------------   --------------  --------------   --------------
OPERATING EXPENSES
    Research and development                                      165,536          334,085         216,554          345,889
    Payroll and related benefits                                  564,699          311,663       1,829,790          636,692
    General and administrative                                    950,454          199,945       5,047,470          434,285
                                                           ---------------   --------------  --------------   --------------
TOTAL OPERATING EXPENSES                                        1,680,689          845,693       7,093,814        1,416,866
                                                           ---------------   --------------  --------------   --------------

LOSS FROM OPERATIONS                                             (792,406)          (2,131)     (4,482,951)         (23,560)

OTHER INCOME (EXPENSES):
    Other expense, net                                                338             (382)       (501,200)             -
    Interest expense                                             (100,959)                        (746,562)             -
                                                           ---------------   --------------  --------------   --------------
TOTAL OTHER INCOME (EXPENSE)                                     (100,621)            (382)     (1,247,762)             -
                                                           ---------------   --------------  --------------   --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (893,027)          (2,513)     (5,730,713)         (23,560)

PROVISION FOR INCOME TAXES
    Current                                                           -             29,800        (550,000)         354,800
    Deferred                                                          -            (29,800)        550,000         (354,800)
                                                           ---------------   --------------  --------------   --------------

NET LOSS                                                   $     (893,027)   $      (2,513)  $  (5,730,713)   $     (23,560)
                                                           ===============   ==============  ==============   ==============

NET LOSS PER SHARE - BASIC AND DILUTED                     $        (0.02)   $       (0.00)  $       (0.14)   $       (0.00)
                                                           ===============   ==============  ==============   ==============

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC AND DILUTED                      38,989,192       23,300,000      39,943,478       23,300,000
                                                           ===============   ==============  ==============   ==============

       The accompanying notes are an integral part of these consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                     -------------------------------
                                                                        SEPTEMBER       SEPTEMBER
                                                                        30, 2003         30, 2002
                                                                     --------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (5,730,713)   $     (23,560)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities
      Depreciation and amortization                                        976,354          107,312
      Provision for doubtful accounts                                      159,000              -
      Common stock issued for financing costs                              528,000              -
      Common stock issued for services                                   1,170,000              -
      Foreign currency translation adjustment                              (15,959)             -
      Loss on disposal of fixed assets                                     123,652              -
      Write off of deferred offering costs                                 212,797              -
      Write off of advances to Vitro Laser, Gmbh                           500,000              -
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                    218,479         (786,422)
    Inventory                                                              419,338         (201,251)
    Other assets                                                           143,595          (60,616)
    Deposits                                                               (12,743)         (34,073)
    Shareholder advances                                                       -            (34,850)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                  510,030          177,518
    Customer deposits                                                      (67,057)          65,000
    Deferred revenue                                                       455,605        2,120,587
                                                                     --------------   --------------
Net cash provided by (used in) operating activities                       (409,622)       1,329,645
                                                                     --------------   --------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Advances to acquire Vitro Laser, Gmbh                                   (300,000)             -
  Payments to acquire property and equipment                            (1,309,944)      (1,316,739)
                                                                     --------------   --------------
Net cash used in investing activities                                   (1,609,944)      (1,316,739)
                                                                     --------------   --------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Advances from related party, net                                         833,922              -
  Payments on notes payable                                                (11,015)         (40,000)
  Payments for deferred offering costs                                    (136,797)             -
  Proceeds from sale on common stock                                       748,000              -
                                                                     --------------   --------------
Net cash provided by (used in) financing activities                      1,434,110          (40,000)
                                                                     --------------   --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (585,456)         (27,094)

CASH AND CASH EQUIVALENTS, Beginning of period                             641,325           28,094
                                                                     --------------   --------------

CASH AND CASH EQUIVALENTS, End of period                             $      55,869    $       1,000
                                                                     ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                      $     136,045    $         -
                                                                     ==============   ==============
  Income taxes paid                                                  $         -      $         -
                                                                     ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES
   Exchange of net assets to acquire common and Series A
    preferred stock from former officer (see Notes 6 and 9)          $     237,826    $         -
                                                                     ==============   ==============
  Purchase of property and equipment for note payable                $         -      $     222,757
                                                                     ==============   ==============

       The accompanying notes are an integral part of these consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the nine months ended September 30, 2003 of $5,730,713 and at September 30, 2003, had an accumulated deficit of $ 6,040,356 and a working capital deficit of $5,648,843. In addition, the Company is in default on the payment of certain loan payable obligations. The Company is also involved in various lawsuits and effective June 2, 2003, a senior creditor has been granted a Writ of Possession allowing him to take possession of the collateral (all Company assets) securing his note (see Note 8). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is negotiating with certain loan holders to extend the repayment terms of certain loans and the Company is also seeking additional capital through the issuance of long-term debt and equity instruments. On October 21, 2003, the Company entered into a 180 day bridge loan agreement in the amount of $2,500,000; however, as of November 26, 2003, this loan had not been funded (See
Note 10). The Company has changed its senior management and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



STOCK OPTIONS
The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2003. As of September 30, 2003, only 3,000,000 options were outstanding, which were granted in the fourth quarter of 2002 and were fully vested immediately. Subsequent to September 30, 2003, 1,600,000 of the 3,000,000 outstanding options were relinquished as a result of a settlement of a legal matter (See Note 8).

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the nine months ended September 30, 2003 and 2002.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. As of September 30, 2003 the Company had outstanding 3,000,000 options to purchase shares of common stock at $0.25 per share.


NOTE 3 - INVENTORY

Inventory at September 30, 2003, consist of the following:

    Glass blocks, premade images and related products         $       227,299
    Electronic parts and accessories                                  231,903
                                                              ---------------
                                                              $       459,202
                                                              ===============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2003, consist of the following:

    Equipment under operating leases as lessor                $     2,661,936
    Computers and equipment                                           881,309
    Vehicles                                                          132,820
    Furniture and fixtures                                            113,835
    Leasehold improvements                                             32,189
                                                              ---------------
                                                                    3,822,089
    Less accumulated depreciation and amortization                    528,720
                                                              ---------------

                                                              $     3,293,369
                                                              ===============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - LOANS PAYABLE

Loans payable at September 30, 2003 consist of the following:

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
                                                                 ===============

NOTE 6 - EQUITY

During the first quarter of 2003, the Company sold 1,120,000 shares of its restricted common stock for gross proceeds of $260,000. Also, during the first quarter of 2003, the Company issued 660,000 shares of its common stock, as consideration to the holder of the $1.5 million loan payable for extending the repayment terms. The shares were valued at their fair market value of $528,000. The Company also issued 2,340,000 shares of its common stock for services rendered that were valued at a fair market value of $1,170,000. In addition, during the second quarter of 2003, in accordance with an agreement with a former officer, the Company canceled 5,126,000 shares of common stock and 1,540,000 of Class A preferred stock owned by a former officer of the Company in exchange for the Company transferring the ownership to four retail store locations in Las Vegas, Nevada that were previously owned by the Company (see Note 9). Since this transaction occurred with a related party the cost carryover basis was used and no gain or loss was recognized from this transaction.

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

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

transactions, however, is evaluating the effect of this new pronouncement, if any, and will adopt FASB 149 within the prescribed time.

During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, ELEMENTS OF FINANCIAL STATEMENTS. The adoption of this new pronouncement did not have a material impact to the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Acquisition Target - On December 15, 2002, the Company signed an agreement to acquire 50% of the ownership interest of Vitro Laser GmbH ("Vitro"), a German Corporation, for consideration consisting of cash and the right to acquire shares of the Company's common stock. The Company advanced $500,000 to Vitro through March 31, 2003 and in accordance with a legal settlement on November 14, 2003, the Company allowed Vitro to retain the advance. After new management terminated the process of acquiring Vitro, the $500,000 advance was written off during the second quarter of 2003.

LEGAL
The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of September 30, 2003, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

In January 2003, Concord Industries Inc. ("Concord") filed an action for declaratory relief in the federal court for the State of Connecticut against the Company and Laser Design International, LLC ("LDI"). Concord seeks a judgment invalidating the patent issued to LDI and/or declaring that Concord is not infringing on LDI's patent. LDI is the holder, in part, of laser technology patent rights related to laser engraving. The Company has licensed the use of this technology from LDI. In November 2003, the Company and Concord reached a settlement agreement whereby Concord has agreed to dismiss the

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Company from the suit. LDI and Concord are still in litigation. Management of the Company anticipates that LDI will be successful in its defense of its patent rights. The patents that are the subject of the suit pertain to subsurface decorative laser marking in crystal, glass, and other clear materials, which is the technology used in the Company's business.

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

On March 31, 2003, the Company filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that the Company entered into to purchase Lazer-Tek. The Company requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,680, issuance of 568,750 shares of the Company's common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all of the Company's assets. The default interest rate is 18% per annum. In connection with the bridge loan described in Note 10, the Company agreed to dismiss its complaint with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates until the maturity date of the bridge loan.

On June 30, 2003, the Company and John S. Woodward, the Company's president, filed a complaint against Armin Van Damme (a former officer and director of the Company), Othmar Van Dam (a former officer and director of the Company), Jim Carrasco, Carlos Ravelo, Brian Shedd (a former employee),

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3DLI, Inc., and Vitro Laser, Inc. in the District Court for Clark County, Nevada. The complaint alleged tortious interference with contractual relations, tortious interference with prospective economic advantage, conversion, and conspiracy on the part of all of the named defendants. In addition, the complaint alleged breach of fiduciary duty by Armin Van Damme and Othmar Van Dam as to the Company. The Company and Mr. Woodward requested damages in excess of $10,000, attorneys' fees and costs, as well as injunctive relief. On July 24, 2003, the Company obtained an order for a preliminary injunction, which (1) enjoined Brian Shedd from activities that would compete against the Company; (2) enjoined Othmar Van Dam from soliciting the Company's existing affiliates and/or customers; (3) enjoined Armin Van Damme from transferring or encumbering his residence; (4) mandated Armin Van Damme and Othmar Van Dam to remove the Company from being financially obligated on the lease of the vehicles they are using;
(5) mandated Armin Van Damme and Othmar Van Dam to provide proof of current registration and insurance on such vehicles; (6) mandated Armin Van Damme to provide the Company with access to conduct an audit and inventory at four retail locations that had been purchased by Mr. Van Damme; (7) mandated Armin Van Damme to return all Company corporate, software and art files to the Company; (8) enjoined the defendants from communicating on Company letterhead; (9) mandated the Company to remove Armin Van Damme and Othmar Van Dam from the Company's Web site; (10) mandated Armin Van Damme and 3DLI, Inc. to issue checks to the Company for amounts diverted from the Company; (11) enjoined the defendants from encumbering, tampering, hindering, converting, or transferring any Company assets; and (12) enjoined all parties from disparaging any other party in the action. The defendants filed an answer and counterclaim, suing the Company and all of the Company's officers in their individual capacity. In October 2003, the parties entered into a settlement agreement, which provides, among other things, for the following:
     o   the dismissal of this suit with prejudice;
     o Armin Van Damme keeping the four retail locations in the Mandalay Bay Group hotels (Note 9);
     o Othmar Van Dam being able to pursue conducting business on the Starboard Cruise Line;
     o the relinquishment by Armin Van Damme and Othmar Van Dam of all ownership interest in the Company;
     o   the Company  retaining an infrared  laser  machine  delivered by Vitro;
         and
     o Vitro retaining the $500,000 payment from the Company (Note 8). The settlement agreement was made effective as of November 14, 2003.


NOTE 9 - TRANSACTIONS WITH FORMER OFFICERS

In April 2003, the Company entered into an agreement with Armin Van Damme, a former officer and director and founder of Crystalix USA Group, to transfer the four Company-owned retail locations in Las Vegas for the surrender of all of his Class A preferred stock and common stock remaining after permitted transfers of the common stock. As a result of this transaction, the Company has canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by Mr. Van Damme and removed the net book value of the assets related to the four Company-owned retail locations in the amount of $237,826. In addition, Mr. Van Damme resigned as an employee of the Company and agreed to assume liability of the lease of his automobile which had been leased by the Company, and liability of the lease of office space at 5720 South Arville, Suite 114, Las Vegas, Nevada. The transfer was effective as of April 28, 2003. No gain or loss was recognized from this related party transaction. Mr. Van Damme was to pay the Company a license fee of 5% of gross sales generated from the transferred locations and agreed to purchase all supplies and equipment needed for the operation of the locations from the Company at its cost plus 10%. The agreement provided for termination by the Company upon 30 days' prior written notice in the event of Mr. Van Damme's failure to make payments or submit reports on a timely basis.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


As a result of the settlement agreement described in Note 8 above, this agreement was declared null and void. Under the terms of the settlement, Mr. Van Damme is to keep the locations and the equipment at the locations. However, it is contemplated that he will replace the equipment and arrange for his own licensing of the proprietary technology within six months. While the Company's equipment is in his possession, he is to pay a flat licensing and royalty fee of $500 per month per laser.


NOTE 10 - SUBSEQUENT EVENT

On October 21, 2003, the Company entered into a 180 day bridge loan agreement in the amount of $2,500,000; however, as of November 26, 2003, this loan had not been funded. The loan accrues interest at 14% per annum and is due in 180 days from the date it funds. The loan is collateralized by certain equipment, accounts receivable and 3,846,154 shares of the Company's common stock. The Company will pay commissions and fees in the amount of $125,000 to obtain this loan.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred net losses for the nine months ended September 30, 2003 of $5,730,713 and at September 30, 2003, had an accumulated deficit of $ 6,040,356 and a working capital deficit of $5,648,843. In addition, the Company is in default on the payment of certain loan payable obligations. The Company is also involved in various lawsuits and effective June 2, 2003, a senior creditor has been granted a Writ of Possession allowing him to take possession of the collateral (all Company assets) securing his note (see Note 8). These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is negotiating with certain loan holders to extend the repayment terms of certain loans and the Company is also seeking additional capital through the issuance of long-term debt and equity instruments. On October 21, 2003, the Company entered into a 180 day bridge loan agreement in the amount of $2,500,000; however, as of November 26, 2003, this loan had not been funded (See
Note 10). The Company has changed its senior management and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO SEPTEMBER 30, 2002

Our net revenues are derived from product sales, lease revenue, and royalty revenue. We generate product sales through the sale of engraved glass products to customers in our marketing partners' retail kiosks, to corporate customers, and through the sale of glass blanks, display bases, and related products to our marketing partners. We receive lease revenues and royalty revenues from our marketing partners under the terms of master equipment leases and software licenses they have executed with us. Our revenue for the three months ended September 30, 2003 increased by $28,475 or 2.2% from $1,281,666 for the three months ended September 30, 2002 to $1,310,141 for the same period in 2003. The increase is principally due to the increase in the number of locations that were in operation during the three months ended September 30, 2003 versus the same period in 2002 offset by the loss of revenue from the four company-owned stores transferred to a former officer.

The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. The lease cost of revenue consists primarily of the amortization of property, plant and equipment, including the direct personnel costs and direct product costs associated with the assembly of our leased equipment. Royalty cost of revenue consists of the royalty payments we make to Laser Design International. Our cost of revenue for the three months ended September 30, 2003 decreased by $16,246 or 3.7% from $438,104 for the three months ended September 30, 2002 to $421,858 for the same period in 2003. The decrease is principally due to better margins associated with our lease revenue. Our gross margin for the three months ended September 30, 2003 was 68% compared to 66% for the same period in 2002.

Research and development for the three months ended September 30, 2003 decreased by $168,549 or 50.4% from $334,085 for the three months ended September 30, 2002 to $165,536 for the same period in 2003. The significant decrease is principally due to a decrease in product development due to the lack of funds to finance such activities.

Payroll and related benefits for the three months ended September 30, 2003 increased by $253,036 or 81.2% from $311,663 for the three months ended September 30, 2002 to $564,699 for the same period in 2003. The significant increase is due to the growth of our company from 2002 to 2003, including the increase in payroll as a result of the acquisition of Laser Tek, and the need to hire additional personnel. As we continue to expand our operations, we expect this expense to increase as our revenues increase.

General and administrative expenses consisted primarily of rent for office space, legal and accounting fees, professional services, and support employees. General and administrative expenses for the three months ended September 30, 2003 increased by $750,509 or 375.4% from $199,945 for the three months ended September 30, 2002 to $950,454 for the same period in 2003. The increase in general and administrative expenses is principally due to the increase in overhead required to sustain our growing operations and increased professional fees as a result the outstanding litigation. We expect general and administrative expenses to increase as we continue to increase both corporate sales and the expansion of retail locations.

Interest expense, net was $100,959 for the three months ended September 30, 2003, as compared to $nil for the same period in 2002. The increase is due to the increase in loans payable. There were no loans payable at September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED SEPTEMBER 30, 2002

Our revenue for the nine months ended September 30, 2003 increased by $2,684,317 or 123.1% from $2,180,283 for the nine months ended September 30, 2002 to $4,864,600 for the same period in 2003. The significant increase is principally due to the increase in the number of our marketing affiliates locations that were in operation during the nine months ended September 30, 2003 versus the same period in 2002.

Our cost of revenue for the nine months ended September 30, 2003 increased by $1,466,760 or 186.4% from $786,977 for the nine months ended September 30, 2002 to $2,253,737 for the same period in 2003. The significant increase is principally due to the increase in revenue. Our gross margin for the nine months ended September 30, 2003 was 54% compared to 64% for the same period in 2002. The decrease in gross margin is principally a result of the sales of the four Company-owned locations to a former officer of the Company, which historically produced high gross margins.

Research and development for the nine months ended September 30, 2003 decreased by $129,335 or 37.4% from $345,889 for the nine months ended September 30, 2002 to $216,554 for the same period in 2003. The decrease is principally due to a decrease in product development due to the lack of funds to finance such activities.

Payroll and related benefits for the nine months ended September 30, 2003 increased by $1,193,098 or 187.4% from $636,692 for the nine months ended September 30, 2002 to $1,829,790 for the same period in 2003. The significant increase is due to the growth of our company, including the increase in payroll as a result of the acquisition of Laser Tek, and the need to hire additional personnel. As we continue to expand our operations, we expect this expense to increase as our revenues increase.

General and administrative expenses for the nine months ended September 30, 2003 increased by $4,613,185 or 1,062.3% from $434,285 for the nine months ended September 30, 2002 to $5,047,470 for the same period in 2003. The increase in general and administrative expenses is principally due to the increase in overhead required to sustain our growing operations, increased professional fees as a result the outstanding litigation and consulting fees. Included in the amount for 2003 is $1,170,000, which is the valuation for 2,340,000 shares of our common stock issued for consulting services rendered. We expect general and administrative expenses to increase as we continue to increase both corporate sales and the expansion of retail locations.

Other expense, net for the nine months ended September 30, 2003 increased by $501,200 from $nil for the nine months ended September 30, 2002 to $501,200 for the same period in 2003. The significant increase in other expense, net is the write off of our investment in Vitro Laser Gmbh of $500,000. We had originally paid Vitro an advance of $500,000 that was to be applied to the purchase price. In accordance with a legal settlement on November 14, 2003, we allowed Vitro to retain the advance. The $500,000 advance had previously been written off during the second quarter of 2003.

Interest expense, net was $746,562 for the nine months ended September 30, 2003, as compared to $nil for the same period in 2002. The increase is due to the increase in loans payable and shares of stock issued for financing costs. Of the interest expense amount, $528,000 was included for the 660,000 shares of our common stock issued as consideration to the lender for extending the repayment terms of a loan to us of $1,500,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, we had a working capital deficit of $5,648,843, as compared to a surplus of $511,575 at December 31, 2002. We had cash and cash equivalents of $55,869 at September 30, 2003 as compared to cash and cash equivalents of $641,325 at December 31, 2002.

During the nine months ended September 30, 2003, our financing activities provided cash of $1,434,110 while our operating and investing activities used cash of $409,622 and $1,609,944, respectively.

During the nine months ended September 30, 2003 we used $1,309,944 for the purchase of property and equipment, which consisted principally of equipment for laser engraving systems and expansion of our network of kiosk locations. We also used $300,000 for an advance to Vitro Laser.

During the nine months ended September 30, 2003, we obtained $748,000 from the sale of common stock which consisted of $488,000 collected from stock sold in 2002 and $260,000 for the issuance of 1,120,000 additional shares. We also received advances from a related party of $833,922.

We have other current debt incurred in connection with the Lazer-Tek acquisition in the principal amount of $1,252,680, consisting of $852,680 owed to Kevin Ryan, a former creditor of Lazer-Tek, which was due April 1, 2003, and $400,000 owed to Kevin Ryan in quarterly payments beginning April 1, 2003 for consulting fees. Neither of these payments has been made and we are currently in default on these two obligations. As disclosed in Item 1. Legal Proceedings in Part II - Other Information, Mr. Ryan has obtained a Writ of Possession entitling him to all of our assets as of June 2, 2003. In connection with the bridge loan described in Note 10, we agreed to dismiss our complaint with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates until the maturity date of the bridge loan.


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

With our current cash flow, working capital deficiency, and proposed growth pattern, we require additional capital. We have just recently entered into a bridge loan for $2.5 million that is due in 6 months, which addresses some of our needs. However, this loan has currently not been funded. If this loan does not fund in the near-term, our operations will be impacted. We are currently in negotiations with other investors in an effort to obtain long-term debt financing, and we are also seeking investors to purchase shares of our common stock in a private placement offering.

Since we operate in the gift industry, our business is seasonal, with the first and second quarters being significantly slower than the third and fourth quarters. We are trying to develop more corporate sales, to offset the effects of this seasonality. For 2003, the revenues generated in the first nine months were less than anticipated due to the prevailing general economic conditions and the fact that management's efforts were diverted from expansion of the business to resolving litigation matter.

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


ITEM 3.    CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the end of the period covered by this report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

In January 2003, Concord Industries Inc. ("Concord") filed an action for declaratory relief in the federal court for the State of Connecticut against Laser Design International and us, LLC ("LDI"). Concord seeks a judgment invalidating the patent issued to LDI and/or declaring that Concord is not infringing on LDI's patent. LDI is the holder, in part, of laser technology patent rights related to laser engraving. We have licensed the use of this technology from LDI. In November 2003, Concord and we reached a settlement agreement whereby Concord has agreed to dismiss us from the suit. LDI and Concord are still in litigation. We anticipate that LDI will be successful in its defense of its patent rights. The patents that are the subject of the suit pertain to subsurface decorative laser marking in crystal, glass, and other clear materials, which is the technology used in our business.

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

On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against us in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. We have asserted various defenses to the claim. A trial is scheduled for March 15, 2004. We plan to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements.

On March 31, 2003, we filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that we entered into to purchase Lazer-Tek. We requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,680, issuance of 568,750 shares of our common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all our assets. The default interest rate is 18% per annum. In connection with the bridge loan described in Note 10, we agreed to dismiss our complaint with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates until the maturity date of the bridge loan.

On June 30, 2003, John S. Woodward, our president and we, filed a complaint against Armin Van Damme (a former officer and director of the Company), Othmar Van Dam (a former officer and director of the Company), Jim Carrasco, Carlos Ravelo, Brian Shedd (a former employee), 3DLI, Inc., and Vitro Laser, Inc. in the District Court for Clark County, Nevada. The complaint alleged tortious interference with contractual relations, tortious interference with prospective economic advantage, conversion, and conspiracy on the part of all of the named defendants. In addition, the complaint alleged breach of fiduciary duty by Armin Van Damme and Othmar Van Dam as to the Company. Mr. Woodward and we requested damages in excess of $10,000, attorneys' fees and costs, as well as injunctive relief. On July 24, 2003, we obtained an order for a preliminary injunction, which (1) enjoined Brian Shedd from activities that would compete against us;
(2) enjoined Othmar Van Dam from soliciting our existing affiliates and/or customers; (3) enjoined Armin Van Damme from transferring or encumbering his residence; (4) mandated Armin Van Damme and Othmar Van Dam to remove us from being financially obligated on the lease of the vehicles they are using; (5) mandated Armin Van Damme and Othmar Van Dam to provide proof of current registration and insurance on such vehicles; (6) mandated Armin Van Damme to provide us with access to conduct an audit and inventory at four retail locations that had been purchased by Mr. Van Damme; (7) mandated Armin Van Damme to return all our corporate, software and art files to us; (8) enjoined the defendants from communicating on our letterhead; (9) mandated us to remove Armin Van Damme and Othmar Van Dam from our Web site; (10) mandated Armin Van Damme and 3DLI, Inc. to issue checks to us for amounts diverted from the Company; (11) enjoined the defendants from encumbering, tampering, hindering, converting, or transferring any of our assets; and (12) enjoined all parties from disparaging any other party in the action. The defendants filed an answer and counterclaim, suing us and all of our officers in their individual capacity. In October 2003, the parties entered into a settlement agreement, which provides, among other things, for the following:
    o        the dismissal of this suit with prejudice;
    o Armin Van Damme keeping the four retail locations in the Mandalay Bay Group hotels;
    o Othmar Van Dam being able to pursue conducting business on the Starboard Cruise Line;
    o the relinquishment by Armin Van Damme and Othmar Van Dam of all ownership interest in the Company;
    o        the Company retaining an infrared laser machine delivered by Vitro;
             and
    o        Vitro retaining the $500,000 payment from the Company.

The settlement agreement was made effective as of November 14, 2003.


ITEM 2.    CHANGE IN SECURITIES

Not applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We are currently in default on two loans payable in the amount of $1,252,680.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5.    OTHER INFORMATION

Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
    2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
    2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
    2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
    3.1        Articles of Incorporation of Crystalix Group  International, Inc.
               (4)
--------------------------------------------------------------------------------
    3.2        Bylaws of Americabilia.com, Inc. (5)
--------------------------------------------------------------------------------
   10.1        Form of Master Equipment Lease and Software License Agreement (4)
--------------------------------------------------------------------------------
   10.2 Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (4)
--------------------------------------------------------------------------------
   10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
   10.4 Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window & Door Company and Crystalix USA Group, and amendment thereto (4)
--------------------------------------------------------------------------------
   10.5 Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
   10.6        Promissory note to John S. Woodward dated December 20, 2002 (4)
--------------------------------------------------------------------------------
   10.7        Promissory note to Kevin Ryan dated December 23, 2002 (4)
--------------------------------------------------------------------------------
   10.8        Bridge Loan Agreement dated October 21, 2003
--------------------------------------------------------------------------------
   21.1        Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
   31.1        Rule 13a-14(a) Certification
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

----------------

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

                                 CRYSTALIX GROUP INTERNATIONAL, INC.



November 26, 2003                By:      /S/ JOHN S. WOODWARD
                                    --------------------------------------------
                                       John S. Woodward, President



November 26, 2003                By:      /S/ OSWALDUS VAN DAM
                                    --------------------------------------------
                                       Oswaldus Van Dam
                                       Interim Chief Financial Officer

                                                                    EXHIBIT 31.1

                                 CERTIFICATIONS


I, John S. Woodward, President of Crystalix Group International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Crystalix Group International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) for the small business issuer and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and

          c) disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):


          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 26, 2003                     /s/ JOHN S. WOODWARD
                                        ----------------------------------------
                                           John S. Woodward, President

                                 CERTIFICATIONS


I, Oswaldus Van Dam, Interim Chief Financial Officer of Crystalix Group International, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Crystalix Group International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

     4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report; and

          c) disclosed in this report any changes in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

     5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):


          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.



Date: November 26, 2003                    /s/ OSWALDUS VAN DAM
                                       -----------------------------------------
                                            Oswaldus Van Dam
                                            Interim Chief Financial Officer

                                                                  EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Crystalix Group International, Inc. (the "Company") on Form 10-QSB for the quarter ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the date indicated below, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 26, 2003              By:      /s/ JOHN S. WOODWARD
                                          --------------------------------------
                                               John S. Woodward
                                               Chief Executive Officer

Dated:  November 26, 2003              By:      /s/ OSWALDUS VAN DAM
                                          --------------------------------------
                                               Oswaldus Van Dam
                                               Interim Chief Financial Officer