Form 10KSB
period 2003-12-31
CRYSTALIX GROUP INTERNATIONAL INC
filed 2004-04-16
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2003

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _____________

                         Commission file number: 0-29781

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

               Nevada                            65-0142472
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
   incorporation or organization)

       5275 SOUTH ARVILLE STREET, SUITE B-116, LAS VEGAS, NEVADA      89118
          (Address of principal executive offices)                 (Zip Code)

                   Issuer's telephone number: (702) 740-4616

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [x] No: [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $6,364,505

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $11,112,829 AS OF APRIL 1, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,113,192 AS OF APRIL 1, 2004

Transitional Small Business Disclosure Format (Check one):  Yes     ; No  X
                                                               ----     -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         We were originally incorporated in the state of Florida on August 22, 1989 under the name First Zurich Investments, Inc. On November 15, 1996, the name of the company was changed to Terra International Pharmaceuticals, Inc. On August 11, 1999, we acquired Veltre Enterprises, Inc. dba Unique Images. Unique Images designed and manufactured Hollywood and sports memorabilia for memorabilia galleries, as well as provided custom picture framing services. On September 7, 1999, we changed our name to americabilia.com, Inc. and on September 14, 1999, we conducted a recapitalization through the merger of americabilia.com Nevada with and into Worldwide Collectibles, Inc., a Nevada corporation and a wholly owned subsidiary we formed for the purpose of the merger. We issued a total of 6,115,000 shares of our common stock to the former stockholders of americabilia.com Nevada. In January 2001, we merged Unique Images into Worldwide Collectibles. As americabilia.com, Inc., we engaged in direct Internet merchandising of American-themed collectibles, gifts and memorabilia. On June 25, 2002, we announced our plans to cease business operations.

         On October 4, 2002, we acquired all of the outstanding common stock of Crystalix USA Group, Inc. in exchange for 23,300,000 shares of our common stock and an exclusive technology license from Crystalix Technology, Inc. in exchange for 7,000,000 shares of our Class A preferred stock. We changed our name to Crystalix Group International, Inc. on November 22, 2002 and changed our domicile to Nevada on November 26, 2002. Due to the number of shares issued to acquire Crystalix USA, Crystalix USA was thereby deemed to be the acquiror and surviving company for accounting purposes.

         On December 23, 2002, we acquired all of the outstanding common stock of Lazer-Tek Designs, Inc. and Lazer-Tek Designs, Ltd. (collectively "Lazer-Tek") in exchange for 1,250,000 shares of our common stock valued at $1,125,000 and an acquisition consulting fee obligation of $400,000. In addition, we loaned $1,000,000 to Lazer- Tek to repay existing debt, which is carried as an intercompany receivable from Lazer-Tek and eliminated in the financial statement consolidation. We also entered into a promissory note for $852,680. Lazer-Tek was acquired for several strategic marketing and operation reasons. With a wide base of corporate awards and gift clients to collegiate giftware and traditional advertising specialty groups, and with a collection of valuable engineered art pieces, Lazer-Tek was poised for market penetration with the added collectibles provided by Crystalix USA. Additionally, our management realized that with our advanced software and laser technologies, we could improve both production time and quality at Lazer-Tek, thereby enhancing the overall operations of Lazer-Tek.

         On December 15, 2002, we executed an agreement to acquire 50% of the ownership interest of Vitro Laser GmbH, a German corporation ("Vitro"), for consideration consisting of cash and the right to acquire shares of our common stock. Vitro manufactures laser-etching equipment used in the glassware industry. No formal agreements were consummated. During 2003, we had advanced $500,000 to Vitro and have written this amount off during the year ended December 31, 2003 to other expense due to the uncertainty about successfully completing this acquisition. We sued Vitro and the subsequently settled the litigation. See "Item 3. Legal Proceedings."

OUR PRODUCTS

         As a result of our acquisition of Crystalix USA, a Nevada company incorporated on November 9, 2001, and subsequently Lazer-Tek, we are a leading manufacturer, distributor, and marketer of laser subsurface engraved optical quality glass products. Our principal product is a personalized three-dimensional engraved crystal that features the facial image of one or more persons or other three-dimensional images. As of December 31, 2003, we had 32 kiosks owned by our marketing partners and one corporate-owned kiosk in retail shopping malls, resorts, promenades, casinos, and theme parks where our crystals are engraved and sold. Through Lazer-Tek, we also sell to corporate accounts and other specialty groups.

         Our engraving process involves the use of a high-resolution digital camera, a laser image scanner, and one laser that are configured together by a standard desktop personal computer, using our proprietary software and a Windows operating system. The laser image scanner converts images from the digital camera, a customer's digital image, or a hard copy photograph into a three-dimensional or two-dimensional digitally formatted image that will be engraved into the center of the crystal by the laser. The scanner processes the image from several angles to create a three-dimensional or two-dimensional digital model of the image and plots the points where the laser will be directed to engrave the image in the glass. The scanner generally completes the conversion process in 15 to 30 seconds. The optic glass is then placed into the laser chamber for engraving. The engraving process generally takes a few minutes or less, depending on the number of images to be engraved, the degree of detail in the images, and whether titles, names, or other materials are to be added with the images.

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

PRODUCT LINES

         There are numerous applications for our engraving system. We are currently focusing on the following product lines:

   o     corporate/award items;
   o     giftware;
   o     three-dimensional facial images;
   o     two-dimensional images;
   o     licensed images and logos; and
   o     tabletop items.

DISTRIBUTION

         We sell our products
   o     directly to corporate customers;
   o     to mass marketing organizations;
   o     through retail kiosks owned by us and by our marketing partners;
   o     through college catalogs and bookstores; and
   o     through photo shops.

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

         RETAIL KIOSKS. The kiosks typically occupy no more than 120 square feet and can be operated by only one or two employees. As of December 31, 2003, the following kiosks were in operation by our marketing partners:

DATE OPENED                   LOCATION
--------------------------------------------------------------------------------
March 2002                    DFS Galleria - Honolulu, Hawaii
--------------------------------------------------------------------------------
May 2002                      Park Meadows Mall - Parker, Colorado
--------------------------------------------------------------------------------
May 2002                      First Street Station - Rehoboth Beach, Delaware
--------------------------------------------------------------------------------
May 2002                      Mall of America - Bloomington, Minnesota
--------------------------------------------------------------------------------
June 2002                     Tysons Galleria - McLean, Virginia
--------------------------------------------------------------------------------
June 2002                     Desert Passage, Aladdin - Las Vegas, Nevada
--------------------------------------------------------------------------------
August 2002                   Tacoma Mall - Tacoma, Washington
--------------------------------------------------------------------------------
September 2002                Dubai International Airport - Dubai,
                              United Arab Emirates
--------------------------------------------------------------------------------
October 2002                  Flat Irons Crossing Mall - Broomfield, Colorado
--------------------------------------------------------------------------------
November 2002                 Fisherman's Wharf - Monterey, California
--------------------------------------------------------------------------------
November 2002                 740 Fifth Avenue - La Jolla, California
--------------------------------------------------------------------------------
November 2002                 3rd Street Promenade - Santa Monica, California
--------------------------------------------------------------------------------
November 2002                 Eaton Center, Edmonton Mall
                              Edmonton, Alberta, Canada
--------------------------------------------------------------------------------
November 2002                 Disney World  Orlando, Florida
--------------------------------------------------------------------------------
November 2002                 622 Royal Street - New Orleans, Louisiana
--------------------------------------------------------------------------------
November 2002                 Eden Prairie Mall - Eden Prairie, Minnesota
--------------------------------------------------------------------------------
November 2002                 Garden State Plaza - Paramus, New Jersey
--------------------------------------------------------------------------------
December 2002                 Stratosphere Shops - Las Vegas, Nevada
--------------------------------------------------------------------------------
December 2002                 Port of Nassau, Bay Street
                              Atlantis Paradise Island Resort, Nassau, Bahamas
--------------------------------------------------------------------------------
January 2003                  Deira City Centre  Dubai, United Arab Emirates
--------------------------------------------------------------------------------
February 2003                 Harrah's Carnival Court - Las Vegas, Nevada
--------------------------------------------------------------------------------
February 2003                 Prudential Center Marketplace
                              Boston, Massachusetts
--------------------------------------------------------------------------------
March 2003                    Bluewater Shopping Mall - Kent, United Kingdom
--------------------------------------------------------------------------------
April 2003                    Chicago - Gurnee, Illinois
--------------------------------------------------------------------------------
April 2003                    Harrahs - Laughlin, Nevada
--------------------------------------------------------------------------------
April 2003                    Riverside Casino - Laughlin, Nevada
--------------------------------------------------------------------------------
April 2003                    Village Shops  Gatlinburg, Tennessee
--------------------------------------------------------------------------------
April 2003                    Arden Fair Mall - Sacramento, California
--------------------------------------------------------------------------------
June 2003                     Westfield Shoppingtown - La Jolla, California
--------------------------------------------------------------------------------
October 2003                  Sandton Shopping Mall - Johannesburg, South Africa
--------------------------------------------------------------------------------
November 2003                 Square Shopping Centre - Tallaght, Dublin, Ireland
--------------------------------------------------------------------------------
December 2003                 ABC Mall - Lebanon, Beirut
--------------------------------------------------------------------------------

         MARKETING PARTNERS. Each marketing partner has entered into a master equipment lease and software license with us, the term of which ranges from three to five years. The marketing partner can extend the term if the marketing partner is in good standing under the lease and license and has sold at least 200 units of crystal per month during the last two years of the lease. The cost of the lease is generally between $200,000 and $250,000, payable in two installments, a deposit of 50% on the signing of the lease and the balance upon opening of the location. After the first 12 months of the lease term, the marketing partner must pay us a maintenance fee of $1,000 per month to maintain the laser engraving system.

         The software license grants the marketing partner a non-exclusive right to operate our laser engraving system during the term of the equipment lease and any extensions thereof in an identified exclusive territory. The marketing partner must pay a percentage of gross revenues on each use of the software and engraving system.

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

         PHOTO SHOPS. The technologies of Crystalix USA with 2-D photo are a natural-born product for the existing photo industry. Once a photographer has accomplished his normal business with a client, a photographer can offer the image to be engraved inside a glass piece. The photographer can send us the order and image by e-mail or regular mail and earn a sales commission.

         INTERNATIONAL OPERATIONS. We formed a wholly owned subsidiary in Ireland on October 24, 2002, Crystalix Imaging Limited, doing business as Crystalix Europe, to replicate our operational activities to the rest of the world from a European base. Since its incorporation, the European subsidiary has been operating corporate units in Ireland and has entered into major contracts with companies from the United Kingdom, South Africa, Singapore, and Turkey. Effective December 1, 2003, the European subsidiary registered a branch office in Berlin, Germany, to handle equipment production, and research and development and effective January 1, 2004, it leased a warehouse in Wales, United Kingdom, to supply raw materials to European subsidiaries and to house the production of pre-made, logo crystals and facial images.

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

         We currently rely primarily on one supplier in China for our optic glass, which is lead-free and arsenic-free. We believe that there are only a limited number of suppliers of optic glass that can meet our needs. We have identified and used other suppliers in the United States, Europe, and China. The optic glass that we use has the following characteristics:

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

         In 1995, LDI issued a license for these patent rights and the underlying technology to Janesville Group, Ltd. of Janesville, Wisconsin, which is now a part of Norwood Promotional Products, Inc., based in Austin, Texas ("Norwood"). That license granted certain exclusive rights for manufacture of corporate giftware in North and South America. Norwood Promotional Products, Inc. markets 20 product lines with over 6,000 products through promotional product distributors, and is believed to be the world's largest supplier of promotional products.

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

         Effective October 1, 2003, we entered into an amended and restated patent license agreement with LDI and Norwood, which superseded the February 1999 and October 2001 agreements described above. We now have a non-exclusive, non-transferable, royalty-bearing sub-license from LDI to make, use, offer for sale, and sell decorative products using the technology other than in the US. Norwood granted us a non-exclusive, non- transferable (other than reseller licenses to permitted resellers), revocable and royalty-bearing sub-license for the United States in the retail market segment. Norwood also granted Lazer-Tek a non-exclusive, non-transferable (other than reseller licenses to permitted resellers), revocable and royalty-bearing sub-license for the United States in the corporate market segment. Norwood is to approve all applications for a permitted reseller license. We are required to pay LDI and Norwood royalty payments based on a percentage of net sales on a quarterly basis

         In addition to the patents described above, we have the exclusive worldwide rights to other proprietary technology. Rainer Eissing, our chief executive officer, has developed certain facial marking and three-dimensional imaging improvements that are outside of the engraving patents licensed by us. We obtained the rights to Mr. Eissing's technology by issuing Crystalix Technology 7,000,000 shares of our Class A preferred stock.

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

         Lazer-Tek has the following federally registered trademarks:

   o     For "LTD" -  No. 2,021,941 registered December 10, 1996
   o     For "Collegiate Crystal"  No. 2,504,803 registered November 6, 2001

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

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2003 and 2002, we spent $397,067 and $416,684, respectively, on research and development activities.

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

EMPLOYEES

         As of February 29, 2004, we employed a total of 29 persons, of which 27 were full-time. None of our employees is covered by a collective bargaining agreement.


ITEM 2. DESCRIPTION OF PROPERTY.

         Our principal offices are located at 5275 South Arville Street, Suite B-116, Las Vegas, Nevada 89118. We lease approximately 6,733 square feet under a lease that expires May 31, 2004.


ITEM 3. LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

         CONCORD INDUSTRIES INC. In January 2003, Concord Industries Inc. ("Concord") filed an action for declaratory relief in the federal court for the State of Connecticut against Laser Design International and us, LLC ("LDI"). Concord seeks a judgment invalidating the patent issued to LDI and/or declaring that Concord is not infringing on LDI's patent. LDI is the holder, in part, of laser technology patent rights related to laser engraving. We have licensed the use of this technology from LDI. In November 2003, Concord and we reached a settlement agreement whereby Concord has agreed to dismiss us from the suit. LDI and Concord are still in litigation. We anticipate that LDI will be successful in its defense of its patent rights. The patents that are the subject of the suit pertain to subsurface decorative laser marking in crystal, glass, and other clear materials, which is the technology used in our business.

         VITRO LASER GROUP USA. On February 12, 2003, Vitro Laser Group USA, Inc. ("Vitro") and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH ("Vitro GmbH") and us. The plaintiffs allege that Vitro GmbH and we wrongfully took two laser systems and, thus, sought a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro GmbH and us from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. The parties subsequently resolved the issue of the injunctive relief, pending a final judicial determination, by written agreements dated February 27, 2003 and March 5, 2003, i.e., by Rule 11 agreements.

         In addition, the plaintiffs seek from us: actual and exemplary damages for conversion of the equipment; actual damages, statutory damages of $2,000, and attorneys' fees for theft of the laser systems; actual damages for unjust enrichment; and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro GmbH. With respect to Vitro GmbH, the plaintiffs seek: actual and exemplary damages for fraud; actual damages for negligent misrepresentation; actual damages and attorneys' fees for breach of contract; and actual damages for breach of fiduciary duty.

         At the commencement of the suit, Vitro GmbH alleged that it was not properly served and that it was not amenable to suit or service in the United States since it is a German company. However, Vitro GmbH subsequently consented to the court's jurisdiction and filed an answer and cross-claims against the plaintiffs. We filed an answer and a special appearance asserting that we are not subject to the jurisdiction of the Texas court; however, the trial court found that we waived our special appearance in the lawsuit to contest the court's jurisdiction over it, by entering into the Rule 11 agreements with plaintiffs. However, the appellate court reversed the trial court and remanded the case to the lower court to determine whether it has personal jurisdiction over us. The plaintiffs have indicated that they may appeal the appellate court's ruling to the Texas Supreme Court. If we are unsuccessful in our jurisdictional challenge, we intend to assert that we took possession of the equipment at the request of Vitro GmbH, with Vitro GmbH asserting ownership over the equipment due to plaintiffs' failure to pay for the equipment and that we did not interfere between plaintiffs and Vitro GmbH. Management plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements, as such amounts are not estimable.

         BERLINER ZISSER WALTER & McDONALD, P.C. On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against us in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. We have asserted various defenses to the claim. The case was tried to the court in March 2004. On March 19, 2004, judgment was entered against us in the amount of $108,972, plus interest and costs. We accrued the amount of the judgment as a liability during 2003.

         KEVIN RYAN, ET AL. On March 31, 2003, we filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that we entered into to purchase Lazer-Tek. We requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,680, issuance of 568,750 shares of our common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all our assets. The default interest rate is 18% per annum. We have agreed to dismiss our complaint with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates. Mr. Ryan has allowed us to continue operations and has provided additional financing. See "Item 6. Management's Discussion and Analysis or Plan of Operation," "Item 11. Security Ownership of Certain Beneficial Owners and Management," and "Item 12. Certain Relationships and Related Transactions."

         ARMIN VAN DAMME, et al. On June 30, 2003, John S. Woodward, our president and we, filed a complaint against Armin Van Damme (a former officer and director of the Company), Othmar Van Dam (a former officer and director of the Company), Jim Carrasco, Carlos Ravelo, Brian Shedd (a former employee), 3DLI, Inc., and Vitro Laser, Inc. in the District Court for Clark County, Nevada. The complaint alleged tortious interference with contractual relations, tortious interference with prospective economic advantage, conversion, and conspiracy on the part of all of the named defendants. In addition, the complaint alleged breach of fiduciary duty by Armin Van Damme and Othmar Van Dam as to the Company. Mr. Woodward and we requested damages in excess of $10,000, attorneys' fees and costs, as well as injunctive relief. On July 24, 2003, we obtained an order for a preliminary injunction, which (1) enjoined Brian Shedd from activities that would compete against us; (2) enjoined Othmar Van Dam from soliciting our existing affiliates and/or customers; (3) enjoined Armin Van Damme from transferring or encumbering his residence; (4) mandated Armin Van Damme and Othmar Van Dam to remove us from being financially obligated on the lease of the vehicles they are using; (5) mandated Armin Van Damme and Othmar Van Dam to provide proof of current registration and insurance on such vehicles;
(6) mandated Armin Van Damme to provide us with access to conduct an audit and inventory at four retail locations that had been purchased by Mr. Van Damme; (7) mandated Armin Van Damme to return all our corporate, software and art files to us; (8) enjoined the defendants from communicating on our letterhead; (9) mandated us to remove Armin Van Damme and Othmar Van Dam from our Web site; (10) mandated Armin Van Damme and 3DLI, Inc. to issue checks to us for amounts diverted from the Company; (11) enjoined the defendants from encumbering, tampering, hindering, converting, or transferring any of our assets; and (12) enjoined all parties from disparaging any other party in the action. The defendants filed an answer and counterclaim, suing us and all of our officers in their individual capacity. In October 2003, the parties entered into a settlement agreement, which provides, among other things, for the following:

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

         The settlement agreement was made effective as of November 14, 2003. No gain or loss was recognized on the transfer of the retail locations from us to Mr. Van Damme.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

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

FISCAL QUARTER ENDING           HIGH BID            LOW BID

March 31, 2002................. $   0.37            $   0.17
June 30, 2002.................  $   0.24            $   0.004
September 30, 2002............  $   0.06            $   0.02
December 31, 2002.............  $   1.50            $   0.02

March 31, 2003................  $   0.97            $   0.55
June 30, 2003.................  $   0.91            $   0.21
September 30, 2003............  $   0.91            $   0.10
December 31, 2003.............  $   0.92            $   0.38

         On April 1, 2004, the closing bid price for the common stock on the OTC Bulletin Board was $0.66.

HOLDERS

         As of March 30, 2004 there were 514 record holders of our common stock.

DIVIDENDS

         Since our inception, no cash dividends have been declared on our common stock.

SALES OF UNREGISTERED SECURITIES

         During the quarter ended December 31, 2003, we issued a total of 250,000 shares of our common stock to three persons in consideration for consulting services valued at $175,000. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933. All of these persons were deemed to be sophisticated with regard to an investment in our stock due to their prior investment experience and specific knowledge about us and our operations. No underwriters were used.


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

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. We incurred a net loss for the year ended December 31, 2003 of $7,433,341 and at December 31, 2003, had an accumulated deficit of $7,742,984 and a working capital deficit of $6,311,497. In addition, we are in default on the payment of certain loan payable obligations. We are also involved in various lawsuits and effective June 2, 2003, a senior creditor has been granted a Writ of Possession allowing him to take possession of the collateral (all company assets) securing his note. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence. We are negotiating with certain loan holders to extend the repayment terms of certain loans and we are also seeking additional capital through the issuance of equity instruments. We have changed our senior management and believe that the new management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, any potential losses from pending litigation and deferred tax asset or liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

         LEASE REVENUE. We enter into licensing agreements to lease our laser equipment and our licensed laser inscription technology to individuals and businesses who open retail establishments to sell laser inscribed crystal blocks. The terms of these licensing agreements are typically for five years. The lease payments are generally paid in one or two installments upon signing the agreement and we recognize lease revenue ratably over the term of the contract.

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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003 COMPARED TO DECEMBER 31, 2002.

         Our net revenues are derived from product sales, lease revenue, and royalty revenue. We generate product sales through the sale of engraved glass products to customers in our retail kiosks, to corporate customers, and through the sale of glass blanks, display bases, and related products to our marketing partners. We receive lease revenues and royalty revenues from our marketing partners under the terms of master equipment leases and software licenses they have executed with us. Our revenue for the year ended December 31, 2003 increased by $1,699,650 or 36.4% from $4,664,855 for the year ended December 31, 2002 to $6,364,505 for the year ended December 31, 2003. The increase is principally due to the increase in the number of our marketing affiliate locations that were in operation during the full year ended December 31, 2003 versus only part of the year in 2002.

         The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. The lease cost of revenue consists primarily of the amortization of property, plan and equipment, including the direct personnel costs and direct product costs associated with the assembly of our leased equipment. Royalty cost of revenue consists of the royalty payments we make to Laser Design International. Our cost of revenue for the year ended December 31, 2003 increased by $1,494,695 or 63.4% from $2,358,012 for the year ended December 31, 2002 to $3,852,707 for the year ended December 31, 2003. The increase is principally due to the increase in revenue. Our gross margin for the year ended December 31, 2003 was 40% compared to 50% for the year ended December 31, 2002. The decrease in gross margin is principally a result of the sales of the four company-owned locations to a former officer of the company, which historically produced high gross margins.

         Research and development for the year ended December 31, 2003 decreased by $19,617 or 4.7% from $416,684 for the year ended December 31, 2002 to $397,067 for the year ended December 31, 2003. The decrease is principally due to a decrease in product development due to lack of funds to finance such activities.

         Payroll and related benefits for the year ended December 31, 2003 increased by $1,363,645 or 117.4% from $1,161,673 for the year ended December 31, 2002 to $2,525,318 for the year ended December 31, 2003. The significant increase is due to the growth of our company, including the increase in payroll as a result of the acquisition of Laser-Tek, and the need to hire additional personnel. As we continue to expand our operations, we expect this expense to increase as our revenues increase.

         General and administrative expenses for the year ended December 31, 2003 increased by $4,176,712 or 413.1% from $1,011,142 for the year ended December 31, 2002 to $5,187,854 for the year ended December 31, 2003. The increase in general and administrative expenses is principally due to the increase in overhead required to sustain our growing operations, increased professional fees as a result the outstanding litigation and consulting fees. Included in the amount for 2003 is $1,345,000, which is the valuation for 2,590,000 shares of our common stock issued for consulting services rendered. We expect general and administrative expenses to increase as we continue to increase both corporate sales and the expansion of retail locations, and proceed with our plans for an offering of our stock and the listing of our common stock on Nasdaq or a stock exchange.

         Impairment expense for the year ended December 31, 2003 increased by $399,113 from $nil for the year ended December 31, 2002 to $399,113 for the year ended December 31, 2003. The increase in impairment expense is due to the write down of certain property and equipment of $243,893 and our customer list and relationships of $155,220. There were no such impairments for the year ended December 31, 2002.

         During the year ended December 31, 2003, we wrote off our investment in Vitro Laser Gmbh of $500,000. We had originally paid Vitro an advance of $500,000 that was to be applied to the purchase price of that company. In accordance with the legal settlement on November 14, 2003, we allowed Vitro to retain the advance.

         Interest expense, net for the year ended December 31, 2003 increased by $894,023 or 6,184.9% from $14,455 for the year ended December 31, 2002 to $908,478 for the year ended December 31, 2003. The increase is due to the increase in loans payable and shares of stock issued for financing costs. Of the interest expense amount, $528,000 was included for the 660,000 shares of our common stock issued as consideration to the lender for extending the repayment terms of a loan to us of $1,500,000.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, we had a working capital deficit of $6,311,497, as compared to a surplus of $511,575 at December 31, 2002. We had cash and cash equivalents of $58,881 at December 31, 2003 as compared to cash and cash equivalents of $641,325 at December 31, 2002.

         During the year ended December 31, 2003, our financing activities provided cash of $2,275,376, while our operating and investing activities used cash of $1,166,873 and $1,690,947, respectively.

         During the year ended December 31, 2003, we used $1,309,947 for the purchase of property and equipment, which consisted principally of equipment for laser engraving systems and expansion of our network of kiosk locations. We also used $300,000 for an advance to Vitro Laser.

         During the year ended December 31, 2003, we obtained $748,000 from the sale of common stock, which consisted of $488,000 collected from stock sold in 2002 and $260,000 for the issuance of 1,120,000 additional shares in 2003. We also received proceeds from a note payable to related party of $1,010,000 and advances from a related party under a revolving line of credit of $823,675.

         We have other current debt incurred in connection with the Lazer-Tek acquisition in the principal amount of $1,252,680, consisting of $852,680 owed to Kevin Ryan, a former creditor of Lazer-Tek, which was due April 1, 2003, and $400,000 owed to Kevin Ryan in quarterly payments beginning April 1, 2003 for consulting fees. Neither of these payments has been made and we are currently in default on these two obligations. As disclosed in "Item 3. Legal Proceedings," Mr. Ryan has obtained a Writ of Possession entitling him to all of our assets as of June 2, 2003. We have agreed to dismiss our complaint against Mr. Ryan with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates.

PLAN OF OPERATION

         We believe that we have positioned Crystalix to become a leader in the sub-surfaced glass etching industry. Our management has developed a 2004 roll-out plan of the following:

   o new corporate owned and operated locations in the United States and Europe
   o     new marketing partners in the United States and Europe
   o     agreements with strong infinity groups (i.e. NASCAR, NBA, MLB)
   o     completion of an office and production facility
   o     further development and enhancement of our equipment and software

         On October 21, 2003 we executed documents for a bridge loan of $2.5 million that was to be due in 6 months. This loan never funded and is not expected to fund in the future. Therefore, we are pursuing other avenues to raise debt or equity capital.

         Through December 31, 2003, Kevin Ryan had advanced a total of $823,675 to us under a revolving line of credit agreement dated December 1, 2003. Interest on the outstanding balance accrues at 10% per annum and is payable monthly. On December 1, 2003, we entered into a Secured Promissory Note with Kevin Ryan in the amount of $1,010,000. Interest will accrue on the note at 10% per annum and is payable monthly. All principal and unpaid accrued interest under the Secured Promissory Note is due and payable no later than December 1, 2004.

         We are currently in negotiations with other investors in an effort to obtain long-term debt financing, and we are also seeking investors to purchase shares of our common stock in a private placement.

         Since we operate in the gift industry, our business is seasonal, with the first and second quarters being significantly slower than the third and fourth quarters. We are trying to develop more corporate sales, to offset the effects of this seasonality. For the year ended December 31, 2003, the revenues generated were less than anticipated due to the prevailing general economic conditions and the fact that management's efforts were diverted from expansion of the business to resolving litigation matters.

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


ITEM 8A.   CONTROLS AND PROCEDURES.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers and directors are:

   NAME                   AGE      POSITION

   Rainer Eissing          45      Chairman of the Board of Directors and
                                   Chief Technology Officer

   John S. Woodward        50      President and Director

   Oswaldus Van Dam        45      Director of Technical Operations,
                                   Corporate Secretary,Interim Chief
                                   Financial Officer and Director

   Marc Janssens           47      Director

   Patty Hill              44      Controller

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

JOHN S. WOODWARD, PRESIDENT AND DIRECTOR

         Mr. Woodward became a director in February 2003 and our president in April 2003. Mr. Woodward is a semi-retired estate planning attorney, and has been licensed in California since 1980. He joined Crystalix USA in the spring of 2002 as a partner in one of the company-owned locations at the Forum Shops at Caesars Palace in Las Vegas, Nevada. Mr. Woodward received a degree in psychology from the University of Southern California and his law degree from Southwestern School of Law. He participates on boards of many foundations and charitable organizations and consults to a limited number of clients.

OSWALDUS ("EDGAR") VAN DAM, DIRECTOR OF TECHNICAL OPERATIONS, CORPORATE SECRETARY, INTERIM CHIEF FINANCIAL OFFICER AND DIRECTOR

         Mr. Van Dam has been a director since February 2003. He is the brother of Armin Van Damme and Othmar Van Dam. See "Item 12. Certain Relationships and Related Transactions." He served as the director of technical operations of Crystalix USA from July 2002 and now serves in that capacity for us. In 1989, Mr. Van Dam founded Van Dam European, an automobile dealership located in San Francisco, California. He served as its general manager until joining Crystalix USA in 2002. Mr. Van Dam has not served as a director for any other reporting companies.

MARC JANSSENS, DIRECTOR

         Mr. Janssens has been a director since October 2002. He also served as our secretary and treasurer from October 2002 to March 2003 and our president from March 2003 to April 2003. Mr. Janssens has served as the secretary and treasurer of Crystalix USA since its inception in November 2001. From 1995 to 2001, Mr. Janssens served as the director of marketing and sales for Spartacus Management Company, Inc., an advertising and promotional company in Chatsworth, California, that manufactured promotional logo recognition products. In 1990, Mr. Janssens founded Benchmarc Communications, Chatsworth, California, and served as its president to 1995. Benchmarc Communications provided organization services for US conventions and international incentive travel. From 1986 to 1990, Mr. Janssens was a sales and marketing officer for United States Lines-International Container Transport. From 1982 to 1986, Mr. Janssens served as an account executive for McCann-Erickson Advertising Group in Brussels, Paris and Amsterdam, where he was responsible for advertising accounts such as BMW, Benelux, Tupperware Europe, Van Heusen Fashions, Opel Automotive, and Proctor and Gamble. Mr. Janssens received a bachelor's degree in marketing and advertising sciences from the Stedelijk Instituut in Brussels, Belgium and graduated from Antwerp Atheneum, Belgium (a three-year course), having studied business English and business German. Mr. Janssens has not served as a director for any other reporting companies.

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

         On January 27, 1995, both men agreed to plead guilty to conspiracy to commit offenses against the United States under 18 U.S.C. 371. They were sentenced to 15 months imprisonment and three years of supervised release, which was served and the probation completed in September 1999. They were also ordered to make restitution of $468,931, which is still being paid.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2003, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except for Form 3 and Form 4 reports for John
S. Woodward due March 7, 2003 and April 1, 2003, which were filed on February 24, 2004.


ITEM 10.   EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------

                                                                              LONG TERM COMPENSATION
                                  ANNUAL COMPENSATION
                                                                               AWARDS              PAYOUTS
                                                           OTHER       RESTRICTED   SECURITIES
    NAME AND                                               ANNUAL        STOCK      UNDERLYING      LTIP      ALL OTHER
    PRINCIPAL        FISCAL                               COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
    POSITION          YEAR    SALARY ($)      BONUS ($)    TION ($)        ($)       SARS (#)        ($)       TION($)
--------------------------------------------------------------------------------------------------------------------------
     John S.          2003    170,000 (2)<F2>  -0-          -0-          -0-          -0-          -0-          -0-
    Woodward,
  President (1)<F1>
--------------------------------------------------------------------------------------------------------------------------
 Rainer Eissing,      2003      189,450        -0-          -0-          -0-          -0-          -0-        -0-(3)<F3>
 Chief Technol-       2002      226,000        -0-          -0-          -0-        800,000        -0-        -0-(3)<F3>
 ogy Officer
 (4)(5)<F4><F5>
--------------------------------------------------------------------------------------------------------------------------
Armin Van Damme,      2003      78,170         -0-          -0-          -0-          -0-          -0-        232,700
President             2002      218,584        -0-          -0-          -0-        800,000        -0-        -0-(3)<F3>
(5)(6)<F5><F6>
--------------------------------------------------------------------------------------------------------------------------
 Othmar Van Dam,      2003      95,637         -0-          -0-          -0-          -0-          -0-        205,482
 Executive Vice       2002      199,885        -0-          -0-          -0-        800,000        -0-        -0-(3)<F3>
President (5)(6)<F5><F6>
--------------------------------------------------------------------------------------------------------------------------
 Gary R. Moore,       2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  President (7)<F7>   2001        -0-          -0-          -0-          -0-          -0-          -0-          -0-
--------------------------------------------------------------------------------------------------------------------------

----------------

(1)<F1>  Mr. Woodward became our president in April 2003.
(2)<F2> We issued Mr. Woodward 340,000 shares of common stock valued at $170,000 for his services.
(3)<F3> Does not include the value of a car furnished by us for use by Rainer Eissing, Armin Van Damme, and Othmar Van Dam.
(4)<F4> Includes amounts paid to Mr. Eissing through his company. See Item 12. Certain Relationships and Related Transactions.
(5)<F5> Such officers commenced their employment with us on October 4, 2002. The compensation shown includes that paid by Crystalix USA Group in 2002.
(6)<F6>  Such officers resigned in February 2003.
(7)<F7>  Mr. Moore was the President from September 1999 to October 2002.

         Stock options granted to Armin Van Damme and Othmar Van Dam were relinquished in 2003. Stock options granted to Rainer Eissing were cancelled in 2004. There were no stock options granted in 2003 and no options are outstanding at December 31, 2003.

COMPENSATION OF DIRECTORS

         Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

         We do not have any stock option plans at this time, but plan to adopt a plan for our employees in the near future.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of December 31, 2003. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of stock owned by them.


                                        AMOUNT OF BENEFICIAL OWNERSHIP

                                                                          TOTAL ASSUMING
    NAME AND ADDRESS OF                                 CLASS A           CONVERSION OF
    BENEFICIAL OWNER (1)<F1>    COMMON STOCK        PREFERRED STOCK      PREFERRED STOCK         PERCENT OF CLASS (2)<F2>

Kevin Ryan                     14,617,000 (3)<F3>    3,920,000 (3)<F3>    53,817,000 (3)<F3>             73.4%
3950 E. Patrick Lane Suite
101
Las Vegas, NY 89120

Rainer Eissing                   8,621,000             2,590,000            34,521,000                   47.1%

Marc Janssens                    2,796,000              840,000             11,196,000                   15.3%

Oswaldus Van Dam                 1,631,000              490,000             6,531,000                    8.9%

John S. Woodward                 1,000,000                 0                1,000,000                    1.4%

Patty Hill                           0                     0                    0                         --

All officers and directors       14,048,000            3,920,000            53,248,000                   72.6%
as a group (5 persons)
-------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name. Except as otherwise indicated, the address of each person beneficially owning more than 5% of our common stock is c/o Crystalix Group International, Inc., 5275 South Arville, Suite B-116, Las Vegas, Nevada 89118.

(2)<F2> Percentages are based on 34,113,192 shares of common stock outstanding and 3,920,000 shares of Class A preferred stock outstanding, for a fully diluted total of 73,313,192 shares outstanding.

(3)<F3> Includes shares owned by Rainer Eissing, John W. Woodward, Marc Janssens, and Oswaldus Van Dam, since they have granted Ryan Capital Management, Inc. an irrevocable proxy to vote their shares. Ryan Capital Management, Inc. is owned and controlled by Kevin Ryan. The proxy expires upon the later of (i) December 1, 2004, or (ii) 90 days after repayment in full of all amounts owed by us to the bridge lender, Kevin Ryan (or assignee), and John S. Woodward (or assignee).

         Rainer Eissing and Kevin Ryan may be deemed to be the "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

EQUITY COMPENSATION PLANS

         As of December 31, 2003, our equity compensation plans were as follows:

--------------------------------------------------------------------------------
                  NUMBER OF SECURITIES
                    TO BE ISSUED UPON      WEIGHTED AVERAGE        NUMBER OF
                       EXERCISE OF             EXERCISE            SECURITIES
                  OUTSTANDING OPTIONS,   PRICE OF OUTSTANDING      REMAINING
PLAN                  WARRANTS AND        OPTIONS, WARRANTS      AVAILABLE FOR
CATEGORY                RIGHTS               AND RIGHTS         FUTURE ISSUANCE.
--------------------------------------------------------------------------------
Equity                   None                    N/A                  None
compensation plans
approved by
security holders
--------------------------------------------------------------------------------
Equity                   None                    N/A                  None
compensation plans
not approved by
security holders
--------------------------------------------------------------------------------
Total                    None                                         None
--------------------------------------------------------------------------------

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

         HANK CARTWRIGHT. We owed Hank Cartwright, our former chairman of the board and president, approximately $308,000 at September 30, 2002. Mr. Cartwright forgave this debt as part of the acquisition of Crystalix USA.

         RAINER EISSING. During the years ended December 31, 2003 and 2002, purchases of equipment from Entwicklungen Werbetechnik Software, a company wholly-owned by Rainer Eissing, amounted to approximately $19,046 and $2,160,000, respectively. Included in accounts payable and accrued expenses at December 31, 2003 and 2002 are approximately $0 and $115,000 due to EWS, respectively. This related party vendor does not have any formal agreement. Management believes that these transactions are negotiated at arm's length. During the year ended December 31, 2003 and 2002, purchases of technology consulting services from EWS amounted to approximately $0 and $191,000, respectively. In 2003, Mr. Eissing was paid $189,450 through his company, Innovative Motions. We have included these amounts in the Summary Compensation Table in "Item 10. Executive Compensation."

         JOHN S. WOODWARD. On December 20, 2002, we borrowed $1,500,000 from John S. Woodward. At the time of the loan, Mr. Woodward was not an officer or director of our company. He became a director in February 2003. The note accrues interest at the annual rate of 7-1/8% but may increase in order to maintain a 4% margin above Mr. Woodward's borrowing rate. We are currently paying interest at the rate of 13.5% per annum. Interest is payable on the first day of each month, beginning January 1, 2003. The note was originally due June 30, 2003 and is secured by all of the assets and our ownership interest in Lazer-Tek Designs, Ltd. Mr. Woodward agreed to extend his note to January 20, 2004 in exchange for guaranteed interest. We issued a total of 1,000,000 shares of our common stock to Mr. Woodward, 660,000 of which were for the extension of the repayment terms and 340,000 of which were for his services. As of the date of this report, this note is in default.

         ARMIN VAN DAMME. In April 2003, we entered into an agreement with Armin Van Damme, a former officer and director and founder of Crystalix USA Group, to transfer the four company-owned retail locations in Las Vegas for the surrender of all of his Class A preferred stock and common stock remaining after permitted transfers of the common stock. As a result of this transaction, we have canceled 5,126,000 shares of common stock and

1,540,000 shares of Class A preferred stock owned by Mr. Van Damme and removed the net book value of the assets related to the four company-owned retail location in the amount of $237,826. In addition, Mr. Van Damme resigned as an employee of the company and agreed to assume liability of the lease of his automobile, which had been leased by the company, and liability of the lease of office space at 5720 South Arville, Suite 114, Las Vegas, Nevada. The transfer was effective as of April 28, 2003. No gain or loss was recognized from this related party transaction. Mr. Van Damme was to pay us a license fee of 5% of gross sales generated from the transferred locations and agreed to purchase all supplies and equipment needed for the operation of the locations from us at its cost plus 10%. The agreement provided for termination by us upon 30 days' prior written notice in the event of Mr. Van Damme's failure to make payments or submit reports on a timely basis.

         As a result of the settlement agreement described in "Item 3. Legal Proceedings" above, this agreement was declared null and void. Under the terms of the settlement, Mr. Van Damme is to keep the locations and the equipment at the locations. However, it is contemplated that he will replace the equipment and arrange for his own licensing of the proprietary technology within six months. While our equipment is in his possession, he is to pay a flat licensing and royalty fee of $500 per month per laser. Armin Van Damme is the brother of Oswaldus Van Dam, one of our current officers and directors.

         OTHMAR VAN DAM. In April 2003, we entered into an employment agreement with Othmar Van Dam, a former officer and director and founder of Crystalix USA Group. He is the brother of Oswaldus Van Dam, one of our current officers and directors. Mr. Van Dam was to serve as our head of Marketing and Development of Affiliate Sales Locations for a three-year term beginning April 1, 2003 at a base salary of $120,000. In addition, Mr. Van Dam was to receive a performance bonus equal to 5% of the gross revenues generated by the Company through its affiliate locations. In consideration for the employment agreement, Mr. Van Dam surrendered all of his Class A preferred stock and agreed to reduce his ownership of common stock to 4.9%. Upon Mr. Van Dam's resignation, his employment was terminated in May 2003.

         As a result of the settlement agreement described in "Item 3. Legal Proceedings" above, Othmar Van Dam relinquished all of his stock in the company.

         KEVIN RYAN. In connection with the Lazer-Tek acquisition, we owe Kevin Ryan, a former creditor of Lazer-Tek, the principal amount of $1,252,680, consisting of $852,680, which was due April 1, 2003, and $400,000 owed to Kevin Ryan in quarterly payments beginning April 1, 2003 for consulting fees. Neither of these obligations has been paid and we are currently in default on these two obligations. As disclosed in "Item 3. Legal Proceedings," Mr. Ryan has obtained a Writ of Possession entitling him to all of our assets as of June 2, 2003. We have agreed to dismiss our complaint against Mr. Ryan with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates. Mr. Ryan has allowed us to continue operations and has provided additional financing as described below and in "Item 6. Management's Discussion and Analysis or Plan of Operation" and "Item 11. Security Ownership of Certain Beneficial Owners and Management."

         We entered into a consulting agreement with McCary & Rood dated May 28, 2003 under which Kevin Ryan provides advice to the President and CEO of the company pertaining to all matters including acquisitions, management, marketing, financial controls and other financial matters; settlement of disputes with creditors and former officers and directors; relations with affiliates; and other matters as may be requested by us. The agreement continues until the earlier of (a) the date on which Kevin Ryan accepts a position as an officer of the company, or (b) May 27, 2006. Mr. Ryan may terminate this agreement on 14 days notice to us. In the event of any material breach of this agreement by either party, the other party may cancel this agreement by giving 30 days prior written notice thereof. If the breach is cured prior to the expiration of the 30-day period, the agreement will not terminate. As compensation for the satisfactory performance by Mr. Ryan under the agreement, we have agreed to pay a fee of $20,000 per month that Mr. Ryan performs as determined by us.

         In addition to the two obligations described above, through December 31, 2003, Kevin Ryan had advanced a total of $823,675 to us under a revolving line of credit agreement dated December 1, 2003. Interest on the outstanding balance accrues at 10% per annum and is payable monthly. On December 1, 2003, we entered into a Secured Promissory Note with Kevin Ryan in the amount of $1,010,000. Interest will accrue on the note at 10% per annum and is payable monthly. All principal and unpaid accrued interest under the Secured Promissory
Note is due and payable no later than December 1, 2004.

         In December 2003, Rainer Eissing, Marc Janssens, and Oswaldus Van Dam agreed to transfer a portion of their common stock and Class A preferred stock to Kevin Ryan, John S. Woodward, and other individuals in consideration of the continuing financial support and involvement of Messrs. Ryan and Woodward and these other individuals. The bridge lender with whom we had been negotiating in October 2003 required Mr. Ryan to agree to subordinate his security interest in our assets as a condition to the bridge loan. As of the date of this report the shares of Messrs. Eissing, Janssens, and Van Dam have not been reallocated.

         In addition, Rainer Eissing, John S. Woodward, Marc Janssens, and Oswaldus Van Dam granted Ryan Capital Management, Inc. an irrevocable proxy to vote their shares. Ryan Capital Management, Inc. is owned and controlled by Kevin Ryan. The proxy expires upon the later of (i) December 1, 2004, or (ii) 90 days after repayment in full of all amounts owed by us to the bridge lender, Kevin Ryan (or assignee), and John S. Woodward (or assignee).

         CONFLICTS OF INTEREST. In accordance with the laws applicable to us, our directors are required to act honestly and in good faith with a view to our best interests. In the event that a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict will disclose the nature and extent of his interest to the meeting and abstain from voting for or against the approval of the matter in which he has a conflict.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits to this Form 10-KSB:

--------------------------------------------------------------------------------
    REGULATION                          EXHIBIT
    S-B NUMBER
--------------------------------------------------------------------------------
       2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
       2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
       2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation of Crystalix Group International,
                    Inc. (4)
--------------------------------------------------------------------------------
       3.2          Bylaws of Americabilia.com, Inc. (5)
--------------------------------------------------------------------------------
       10.1         Form of Master Equipment Lease and Software License
                    Agreement (4)
--------------------------------------------------------------------------------
       10.2 Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (4)
--------------------------------------------------------------------------------
       10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs,
                    Ltd. (4)
--------------------------------------------------------------------------------
       10.4 Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window & Door Company and Crystalix USA Group, and amendment thereto (4)
--------------------------------------------------------------------------------
       10.5 Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
       10.6         Promissory note to John S. Woodward dated December 20, 2002
                    (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION                          EXHIBIT
    S-B NUMBER
--------------------------------------------------------------------------------
       10.7         Promissory note to Kevin Ryan dated December 23, 2002 (4)
--------------------------------------------------------------------------------
       10.8         Bridge Loan Agreement dated October 21, 2003 (6)
--------------------------------------------------------------------------------
       10.9 Revolving Credit Agreement dated as of December 1, 2003 with Kevin Ryan
--------------------------------------------------------------------------------
      10.10         Secured Promissory Note dated December 1, 2003 to Kevin Ryan
--------------------------------------------------------------------------------
      10.11         Consulting Agreement made as of May 28, 2003 with McCary &
                    Rood
--------------------------------------------------------------------------------
      10.12 Irrevocable Proxy Coupled with an Interest granted to Ryan Capital Management, Inc. dated November 26, 2003
--------------------------------------------------------------------------------
       21.1         Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
       31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.

(b)  Reports on Form 8-K

None


ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended December 31, 2003 and 2002, our principal accountant is expected to bill approximately $125,000 and billed $102,515, respectively, for the audit of our annual financial statements and review of financial statements included in our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

         For the fiscal years ended December 31, 2003 and 2002, our principal accountant is expected to bill approximately $35,000 and billed $17,500, respectively, for tax compliance, tax advice, and tax planning services.

ALL OTHER FEES

         There were no fees billed for services by our principal accountant, other than those disclosed above.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The audit committee in accordance with procedures for the company approved all of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CRYSTALIX GROUP INTERNATIONAL, INC.



Date:   April 15, 2004         By:  /s/ JOHN S. WOODWARD
                                  ----------------------------------------------
                                      John S. Woodward, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                           TITLE                         DATE


/s/ JOHN S. WOODWARD       President and Director (Principal      April 15, 2004
------------------------   executive Officer
John S. Woodward






/s/ RAINER EISSING         Chairman of the Board of Directors     April 15, 2004
------------------------   and Chief Technology Officer
Rainer Eissing






/s/ OSWALDUS VAN DAM       Secretary, Interim Chief Financial     April 15, 2004
------------------------   Officer and Director (Principal
Oswaldus Van Dam           Financial Officer)




/s/ PATTY HILL             Controller                             April 15, 2004
-------------------------
Patty Hill



/s/ MARC JANSSENS          Director                               April 15, 2004
-------------------------
Marc Janssens

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002









                                    CONTENTS

                                                                            PAGE

INDEPENDENT AUDITORS' REPORT:
     Report on Audited Consolidated Financial Statements                    F-2

FINANCIAL STATEMENTS:
     Consolidated Balance Sheet as of December 31, 2003                     F-3
     Consolidated Statements of Operations for the years ended
          December 31, 2003 and 2002                                        F-4
     Consolidated Statements of Comprehensive Loss for the years
          ended December 31, 2003 and 2002                                  F-5
     Consolidated Statement of Stockholders' Deficit for the years
          ended December 31, 2003 and 2002                                  F-6
     Consolidated Statements of Cash Flows for the years ended
          December 31, 2003 and 2002                                        F-7
     Notes to Consolidated Financial Statements                       F-8 - F-27

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Crystalix Group International, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Crystalix Group International, Inc. and Subsidiaries as of December 31, 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crystalix Group International, Inc. and Subsidiaries as of December 31, 2003, and the consolidated results of its operations and cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $7,433,341, used cash for operations of $1,166,873 in the year ended December 31, 2003, is a party to various litigation, has a stockholders' deficit of $3,382,628 as of December 31, 2003 and has a working capital deficit of $6,311,497 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 27, 2004

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                     DECEMBER
                                                                                     31, 2003
                                                                                  -------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                      $     58,881
   Accounts receivable, net of allowance of $260,000                                   504,053
   Inventory                                                                           656,263
   Other current assets                                                                 24,114
                                                                                  -------------
TOTAL CURRENT ASSETS                                                                 1,243,311
                                                                                  -------------

PROPERTY AND EQUIPMENT, net (including equipment
   acquired from related party of $2,300,000 in 2002)                                2,367,112

INTANGIBLE ASSETS
   Licenses and related costs, net of accumulated amortization of $297,580           1,592,321
   Capitalized software costs, net of accumulated amortization of $101,608             224,882
   Website development costs, net of accumulated amortization of $45,843               104,490
   Customer lists and relationships, net of accumulated amortization of $61,305         90,000
   Artwork library, net of accumulated amortization of $298,665                        597,330
   Tradename and trademark, net of accumulated amortization of $3,144                   12,575
                                                                                  -------------
                                                                                     2,621,598
                                                                                  -------------

OTHER ASSETS                                                                            10,273
                                                                                  -------------

TOTAL ASSETS                                                                      $  6,242,294
                                                                                  =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                          $  1,761,094
   Customer deposits                                                                    80,688
   Revolving line of credit - related party                                            823,675
   Notes payable - related parties                                                   3,609,932
   Current portion of notes payable                                                     20,448
   Current portion of deferred revenue                                               1,258,971
                                                                                  -------------
TOTAL CURRENT LIABILITIES                                                            7,554,808
                                                                                  -------------

NOTES PAYABLE, less current portion                                                     68,651

DEFERRED REVENUE, less current portion                                               2,001,463

                                                                                  -------------
TOTAL LIABILITIES                                                                    9,624,922
                                                                                  -------------
COMMITMENTS AND CONTINGENCIES (Note 13)                                                    -
                                                                                  -------------
STOCKHOLDERS' DEFICIT
   Preferred stock - Class A, $0.001 par value; 10,000,000 shares
      authorized; 3,920,000 Class A shares issued and outstanding                        3,920
   Common stock; $0.001 par value; 300,000,000 shares
      authorized; 34,113,192 shares issued and outstanding                              34,113
   Additional paid-in capital                                                        4,364,634
   Other comprehensive loss - foreign currency translation                             (42,311)
   Accumulated deficit                                                              (7,742,984)

                                                                                  -------------
TOTAL STOCKHOLDERS' DEFICIT                                                         (3,382,628)
                                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                       $  6,242,294
                                                                                  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                   YEAR ENDED
                                                                       ------------------------------------
                                                                           DECEMBER           DECEMBER
                                                                           31, 2003           31, 2002
                                                                       ----------------   -----------------
REVENUE
    Product sales                                                      $     4,233,846    $      3,428,835
    Lease revenue                                                            1,739,538             714,492
    Royalty revenue                                                            391,121             521,528
                                                                       ----------------   -----------------
TOTAL REVENUE                                                                6,364,505           4,664,855
                                                                       ----------------   -----------------

COST OF REVENUE
    Product sales                                                            2,719,153           1,837,598
    Lease revenue                                                              730,490             409,166
    Royalty revenue                                                            403,064             111,248
                                                                       ----------------   -----------------
TOTAL COST OF REVENUE                                                        3,852,707           2,358,012
                                                                       ----------------   -----------------

                                                                       ----------------   -----------------
GROSS PROFIT                                                                 2,511,798           2,306,843
                                                                       ----------------   -----------------

OPERATING EXPENSES
    Research and development                                                   397,067             416,684
    Payroll and related benefits                                             2,525,318           1,161,673
    General and administrative                                               5,187,854           1,011,142
    Impairment expense                                                         399,113                 -
                                                                       ----------------   -----------------
TOTAL OPERATING EXPENSES                                                     8,509,352           2,589,499
                                                                       ----------------   -----------------

LOSS FROM OPERATIONS                                                        (5,997,554)           (282,656)
                                                                       ----------------   -----------------

OTHER INCOME (EXPENSES):
    Interest income                                                                -                 2,790
    Write off of advances to Vitro Laser GmbH (See Note 13)                   (500,000)                -
    Other expense, net                                                         (27,309)                -
    Interest expense                                                          (908,478)            (14,455)
                                                                       ----------------   -----------------
TOTAL OTHER INCOME (EXPENSE)                                                (1,435,787)            (11,665)
                                                                       ----------------   -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                      (7,433,341)           (294,321)

PROVISION FOR INCOME TAXES
    Current                                                                    550,000            (550,000)
    Deferred                                                                  (550,000)            550,000
                                                                       ----------------   -----------------

NET LOSS                                                              $     (7,433,341)   $       (294,321)
                                                                       ================   =================

NET LOSS PER SHARE - BASIC AND DILUTED                                $          (0.19)   $          (0.01)
                                                                       ================   =================

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC AND DILUTED                                   39,340,124          26,255,422
                                                                       ================   =================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



NET LOSS                                       $   (7,433,341)    $    (294,321)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT               (41,416)             (895)
                                               ---------------    --------------

COMPREHENSIVE LOSS                             $   (7,474,757)    $    (295,216)
                                               ===============    ==============












              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                       PREFERRED STOCK                                  ADDITIONAL       OTHER
                                                           CLASS A                COMMON STOCK            PAID-IN    COMPREHENSIVE
                                                     SHARES       AMOUNT        SHARES       AMOUNT       CAPITAL        LOSS
                                                  ----------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                         7,000,000    $   7,000     23,300,000   $  23,300    $   (30,200)  $       -

Shares issued for public shell merger transaction                              6,669,192       6,669         (1,669)
Sale of shares through private placement offering                              8,776,000       8,776      1,579,224
Shares issued for acquisition of LazerTek Designs                              1,250,000       1,250      1,123,750
Foreign currency translation adjustment                                                                                     (895)
Net loss

                                                  ------------------------   -------------------------  -------------------------
BALANCE, DECEMBER 31, 2002                         7,000,000        7,000     39,995,192      39,995      2,671,105         (895)

Sale of shares through private placement offering                              1,120,000       1,120        258,880
Shares issued for financing costs                                                660,000         660        527,340
Shares issued for services                                                     2,590,000       2,590      1,342,410
Exchange of shares with former officers for
   Company assets (at cost carryover basis)       (3,080,000)      (3,080)   (10,252,000)    (10,252)      (435,101)
Foreign currency translation adjustment                                                                                  (41,416)
Net loss

                                                  ------------------------   ------------------------   -------------------------
BALANCE, DECEMBER 31, 2003                         3,920,000    $   3,920     34,113,192   $  34,113    $ 4,364,634   $  (42,311)
                                                  ========================   ========================   =========================



                                                    ACCUMULATED
                                                      DEFICIT          TOTAL
                                                  -------------------------------

BALANCE, DECEMBER 31, 2001                          $   (15,322)   $     (15,222)

Shares issued for public shell merger transaction                          5,000
Sale of shares through private placement offering                      1,588,000
Shares issued for acquisition of LazerTek Designs                      1,125,000
Foreign currency translation adjustment                                     (895)
Net loss                                               (294,321)        (294,321)

                                                    -----------------------------
BALANCE, DECEMBER 31, 2002                             (309,643)       2,407,562

Sale of shares through private placement offering                        260,000
Shares issued for financing costs                                        528,000
Shares issued for services                                             1,345,000
Exchange of shares with former officers for
   Company assets (at cost carryover basis)                             (448,433)
Foreign currency translation adjustment                                  (41,416)
Net loss                                             (7,433,341)      (7,433,341)

                                                    -----------------------------
BALANCE, DECEMBER 31, 2003                          $(7,742,984)   $  (3,382,628)
                                                    =============================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                YEAR ENDED
                                                                     ------------------------------
                                                                        DECEMBER        DECEMBER
                                                                        31, 2003        31, 2002
                                                                     --------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (7,433,341)   $   (294,321)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities
       Depreciation and amortization                                     1,296,786         180,640
       Provision for doubtful accounts                                     156,819         103,181
       Common stock issued for financing costs                             528,000             -
       Common stock issued for services                                  1,345,000             -
       Foreign currency translation adjustment                             (41,416)           (895)
       Loss on disposal of fixed assets                                    243,893             -
       Write off of deferred offering costs                                212,797             -
       Write off of advances to Vitro Laser, Gmbh                          500,000             -
       Write down of customer lists                                        155,220             -
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                    234,266        (803,584)
    Inventory                                                              508,696        (597,724)
    Other current assets                                                   166,622        (172,348)
    Deposits                                                               (10,273)          1,540
  Increase (decrease) in:
    Accounts payable and accrued expenses                                  991,733        (633,170)
    Customer deposits                                                     (290,276)        335,989
    Deferred revenue                                                       268,601       2,992,333
                                                                     --------------   -------------
Net cash provided by (used in) operating activities                     (1,166,873)      1,111,641
                                                                     --------------   -------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Advances to acquire Vitro Laser, Gmbh                                   (300,000)       (200,000)
  Payments to acquire property and equipment                            (1,390,947)     (2,416,104)
  Net cash acquired from business combination                                  -            18,418
  Payments to acquire intangible assets                                        -          (339,845)
                                                                     --------------   -------------
Net cash used in investing activities                                   (1,690,947)     (2,937,531)
                                                                     --------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net advances under revolving line of credit - related party              823,675         (34,850)
  Payments on notes payable                                                (16,754)        (55,129)
  Proceeds from notes payable - related parties                          1,010,000       1,500,000
  Payments on notes payable - related parties                             (152,748)            -
  Payments for deferred offering costs                                    (136,797)        (76,000)
  Proceeds from sale on common stock, including stock
    subscription receivable                                                748,000       1,105,100
                                                                     --------------   -------------
Net cash provided by financing activities                                2,275,376       2,439,121
                                                                     --------------   -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        (582,444)        613,231

CASH AND CASH EQUIVALENTS, Beginning of year                               641,325          28,094
                                                                     --------------   -------------

CASH AND CASH EQUIVALENTS, End of year                               $      58,881    $    641,325
                                                                     ==============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                      $       4,023    $      5,195
                                                                     ==============   =============
  Income taxes paid                                                  $         -      $        -
                                                                     ==============   =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Exchange of net assets to acquire common and Series A
    preferred stock from former officer (see Notes 10, 12 and 13)    $     448,433    $        -
                                                                     ==============   =============
  Purchase of property and equipment for note payable                $         -      $    222,757
                                                                     ==============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Crystalix Group International, Inc. (formerly Americabilia.com, Inc.) was incorporated under the laws of the State of Florida on August 22, 1989 as a C-Corporation. Pursuant to a Stock Purchase Agreement dated October 4, 2002 between Crystalix USA Group, Inc. ("CUSA") and Americabilia.com, Inc. ("ABIL"), and a Technology License Agreement between Crystalix USA Group, Inc. and Crystalix Technology, Inc. ("CTI"), also dated October 4, 2002, the former shareholders of CUSA and CTI acquired 23,300,000 newly issued shares of common stock of ABIL and 7,000,000 shares of ABIL's Class A preferred stock with 10 to 1 limited voting and conversion rights only. At the date of consummation of these transactions, these shareholders effectively controlled approximately 77.6% of the issued and outstanding common stock of ABIL and 93.7% of the voting control and ownership of ABIL assuming conversion of the Class A preferred shares. Since the shareholders of CUSA obtained control of ABIL, according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

            o CUSA is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of CUSA have been presented for the comparative prior period;

            o Control of the net assets and business of ABIL was acquired effective October 4, 2002. This transaction has been accounted for as a purchase of the assets and liabilities of ABIL by CUSA. The historical cost of the net assets acquired was $0.

         Effective November 22, 2002, the ABIL changed its name to Crystalix Group International, Inc. On November 26, 2002, ABIL merged with Crystalix Group International, Inc., a Nevada corporation, in a merger solely for the purpose of redomicile.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2003 of $7,433,341, used cash for operating activities of $1,166,873 for the year ended December 31, 2003 and at December 31, 2003, had an accumulated deficit of $7,742,984 and a working capital deficit of $6,311,497. In addition, the Company is in default on the payment of certain note payable obligations. The Company is also involved in various lawsuits and effective June 2, 2003, Kevin Ryan, a senior creditor, has been granted a Writ of Possession allowing him to take possession of the collateral (all Company assets) securing his note (see Note 13). In addition, Mr. Ryan has an irrevocable proxy to vote the shares of certain controlling officers and stockholders, which allow him to vote approximately 70% of the Company's issued and outstanding shares. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



         classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company is negotiating with certain loan holders to extend the repayment terms of certain loans and the Company is also seeking additional capital through the issuance of equity instruments. The Company has changed its senior management and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Crystalix Group International, Inc. and its wholly owned legal subsidiaries, Crystalix USA Group, Inc., Crystalix Imaging Limited (incorporated on October 24, 2002 in Ireland d.b.a. Crystalix Europe), Lazer-Tek Designs, Inc. and Lazer-Tek Designs Ltd (collectively the "Company"). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

         LINES OF BUSINESS

         The Company assembles and leases its LaserMark II equipment, together with its licensed laser inscription technology, to individuals and privately held businesses throughout the United States.

         Lazer-Tek designs, manufactures and sells laser inscribed gift crystals to privately held businesses and corporate customers throughout the United States.

         STOCK BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under the Stock Option Plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and loss per share would be reduced to the pro forma amounts indicated below for the year ended December 31, 2003 and 2002:

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                         2003           2002
                                                    -------------   ------------
         Net loss
           As reported                              $ (7,433,341)   $  (294,321)
           Compensation recognized under APB 25                -              -
           Compensation recognized under SFAS 123              -       (240,000)
                                                    -------------   ------------
                      Pro forma                     $ (7,433,341)   $  (534,321)
                                                    =============   ============

         Basic and diluted loss per common share:
           As reported                              $      (0.19)   $     (0.01)
           Pro forma                                $      (0.19)   $     (0.02)

         The fair value for these  options  was  estimated  at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002: risk-free interest rate of 5.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 340%; and a weighted average expected life of the option of 4.7 years.

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2003, the Company used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, accrued expenses and the value of common stock issued to consultants for services. Actual results could differ from these estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         For certain of the Company's financial instruments, including cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses, and customer deposits, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes and loans payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

         CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



         financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

         INVENTORY

         Inventory, consisting primarily of solid blank glass cubes, laser inscribed gift crystals and related accessories and electronic parts and accessories, are valued at the lower of cost (first-in, first-out) or market.

         PROPERTY AND EQUIPMENT

         Property and equipment consisting of improvements, machinery, equipment, computers, furniture and fixtures are recorded at cost, and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

                     DESCRIPTION                         USEFUL LIFE

              Machinery and equipment                     5-7 years
              Vehicles                                      5 years
              Furniture and fixtures                        5 years
              Computers and software                      3-5 years


         IMPAIRMENT OF LONG-LIVED ASSETS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provision of APB Opinion No. 30,"Reporting the Results of
         Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. This statement is effective for fiscal years beginning after December 15, 2001. The Company's adoption did not have a material impact to the Company's financial position or results of operations.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         INTANGIBLE ASSETS

         Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss.
         Amortization is computed using the straight-line method over the estimated useful life of the assets (3-10 years) as follows:

                                                             USEFUL LIFE
               Licenses and related costs                      10 years
               Artwork library                                  3 years
               Customer lists and relationships                 5 years
               Capitalized software                             3 years
               Website development costs                        3 years
               Trade name and trademark                         5 years

         For the year ended December 31, 2003, the Company recognized an impairment loss on customer lists by $155,220 (See Note 14). Amortization expense amounted to $689,745 and $7,300 for the years ended December 31, 2003 and 2002, respectively. Amortization expense for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is estimated to be $686,663, $651,097, $197,215, $185,724 and $182,580,
         respectively.

         WEBSITE DEVELOPMENT COSTS

         The Company accounts for the costs of computer software developed or obtained for internal use in accordance with EITF 00-2 - "WEBSITE COSTS" and Statement of Position 98-1, "ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." The Company capitalizes costs of materials, consultants, and payroll and payroll-related costs for employees incurred in developing internal-use computer software. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years). Costs incurred during the preliminary project and post-implementation stages are charged to research and development expense.

         CAPITALIZED SOFTWARE COSTS

         The Company capitalizes costs incurred for the production of computer software that generates the functionality within its laser equipment units. Capitalized costs include direct labor and related overhead for software produced by the Company and the cost of software purchased from third parties. All costs in the software development process, which are classified as research and development, are expensed as incurred until technological feasibility has been established ("beta"). Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is available for mass-marketing. Amortization, a cost of

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         revenue, will be provided on a product-by-product basis, using the straight-line method, not to exceed three years, commencing the month after the date of product release. Quarterly, the Company reviews and expenses the unamortized cost of any feature identified as being impaired. The Company also reviews recoverability of the total unamortized cost of all features and software products in relation to estimated service and relevant cash flows from revenues and, when necessary, makes an appropriate adjustment to net realizable value. Amortization is computed using the straight-line method over the estimated useful life of the asset (3 years).

         REVENUE RECOGNITION

         LEASE REVENUE
         The Company enters into licensing agreements to lease its laser equipment and its licensed laser inscription technology with individuals and businesses who open retail establishments to sell laser inscribed crystal blocks. The terms of these licensing agreements are typically for five years. The lease payments are paid in one or two installments, generally upfront, and the Company recognizes lease revenue ratably over the term of the contract.

         PRODUCT SALES
         Revenue from the sale of laser inscribed products are recognized when title to the products are transferred to the customer (customer acceptance for custom designed crystals) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.

         Revenue from the sale of glass cube products is recognized when title to the products are transferred to the customer-lessee (upon shipment) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.

         ROYALTY REVENUE
         The Company also recognizes royalty revenue from licensing its technology, only when earned with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments. During 2003, the Company changed its estimation of computing and recognizing royalty revenues to only upon collection.


         DEFERRED REVENUE
         Deferred revenue represent amounts received as non-refundable payments upon the signing of the licensing agreements and delivery of the LaserMark II equipment, for which, revenue is recognizable over the term of the agreement (See Lease Revenue). Deposits received from potential customers/lessees, who have not yet received the LaserMark II equipment or products, are accounted as refundable customer-lessee deposits.


         ADVERTISING AND MARKETING COSTS

         The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2003 and 2002 amounted to $125,507 and $36,810, respectively.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         EARNINGS (LOSS) PER SHARE

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 and 3,000,000 common equivalent shares for the years ended December 31, 2003 and 2002, respectively.

         SEGMENT INFORMATION

         The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The management believes it operates in a single business segment. During the year ended December 31, 2003, Crystalix Europe had net sales of $327,050, operating loss of $313,148 and net loss of $316,564. During the period since inception on October 24, 2002 to December 31, 2002, Crystalix Europe had net sales of $50,200, operating loss of $32,300 and net loss of $32,500.

         COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2003 and 2002, the foreign currency translation adjustment has been included in the consolidated statement of stockholders' deficit showing the change in comprehensive loss.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002



         RECLASSIFICATION

         Certain reclassifications have been made to the 2002 balances to conform to the 2003 presentation.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement were applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that were effective for fiscal quarters that began prior to June 15, 2003, were applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The Company does not participate in such transactions and accordingly, the adoption of FASB 149 did not have an impact on the Company's consolidated financial statements.

         During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The Company has adopted FASB 150 which did not have an impact on the Company's consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to other entities in the first fiscal year or interim period beginning after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In December 2003, the FASB concluded to revise certain elements of FIN 46, which will be issued shortly. The FASB also modified the effective date of FIN 46. For all entities that were previously considered special purpose entities, FIN 46 should be applied in periods ending after December 15, 2003. Otherwise, FIN 46 is to be applied for registrants who file under Regulation SX in periods ending after March 15, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         Company does not expect the adoption to have a material impact on the Company's consolidated financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity.

         In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

         In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than
         Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 2 - ACQUISITIONS

         On December 23, 2002, Crystalix Group International, Inc. acquired 100% of the outstanding common stock of Lazer-Tek Designs, Inc. and Lazer-Tek Designs, Ltd., in exchange for 1,250,000 shares of its common stock valued at $1,125,000 (See Note 10) and an acquisition consulting fee obligation of $400,000 (See Note 8), for an aggregate purchase price of $1,525,000. In addition, Crystalix Group International, Inc. loaned $1,000,000 to Lazer-Tek to repay existing debt, all of which is eliminated in consolidation.

         This acquisition was accounted for using the purchase method of accounting under FASB 141 - "BUSINESS COMBINATIONS," and accordingly, the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management, upon reliance on an independent valuation report, on the date of acquisition, which approximated a net of $3.2 million. The excess of fair value of acquired net assets over the cost of $1.7 million has been allocated as a pro rata reduction of all the acquired assets (excluding financial assets, assets to be disposed of by sale, deferred tax asset, pension or other post-retirement benefit plans and any other current assets).

         The operating results of the acquisition are included in the Company's consolidated results of operations from December 23, 2002.

NOTE 3 - INVENTORY

         Inventory at December 31, 2003, consist of the following:

            Glass blocks, pre-made images and related products     $     349,165
            Electronic parts and accessories                             307,098
                                                                   -------------
                                                                   $     656,263
                                                                   =============

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2003, consist of the following:

            Equipment under operating leases as lessor             $   1,981,450
            Computers and equipment                                      640,716
            Vehicles                                                     132,820
            Furniture and fixtures                                       113,835
            Leasehold improvements                                        32,188
                                                                    ------------
                                                                       2,901,009
            Less accumulated depreciation and amortization               533,897
                                                                    ------------
                                                                    $  2,367,112
                                                                    ============

         Depreciation expense for the years ended December 31, 2003 and 2002 was $607,041 and $173,340, respectively. During the year ended December 31, 2003, the Company recognized a loss on disposal of certain assets of $243,893 (see Note 14).

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2003, consist of the following:

            Accounts payable - trade (including $140,000 to a
              related party)                                        $    567,085
            Royalties payable                                            327,516
            Accrued interest                                             331,761
            Accrued legal                                                369,653
            Other accrued expenses                                       165,079
                                                                    ------------
                                                                    $  1,761,094
                                                                    ============

NOTE 6 - DEFERRED REVENUE

         Deferred revenue represent amounts received as non-refundable payments upon the signing of the licensing agreements and delivery of the LaserMark II equipment, for which, the lease revenue will be recognizable over the term of the agreement.

         The following table summarizes the annual estimated revenue to be recognized from deferred revenue, as of December 31, 2003:

               Year ending December 31,
                   2004                                 $     1,258,971
                   2005                                         797,804
                   2006                                         686,723
                   2007                                         463,440
                   2008                                          53,496
                                                        ----------------
                                                              3,260,434
               Less current portion                          (1,258,971)
                                                        ----------------
               Long-term portion                        $     2,001,463
                                                        ================

NOTE 7 - REVOLVING LINE OF CREDIT - RELATED PARTY

         On December 1, 2003, the Company entered into a 1-year, revolving credit agreement with Mr. Kevin Ryan that provides for the Company to borrow, from time to time, up to $1,000,000 (Note 1). Interest is accrued at 10% of the outstanding balance and is payable monthly. At December 31, 2003, the Company had borrowed $823,675 under this revolving line of credit. (See also Note 15)

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 8 - NOTES PAYABLE - RELATED PARTIES

         Notes payable - related parties at December 31, 2003 consists of the following:

               Note payable, related party, secured by all capital stock
                 of Lazer-Tek, with unpaid principal due by January 20,
                 2004, interest due monthly at 13.5% per annum. The
                 amount was not paid and is currently  in default.                     $     1,347,252

               Notes payable, former creditor of Lazer-Tek, secured by
                 assets of Crystalix, unpaid principal and interest was due by
                 April 1, 2003 with interest at 10% per annum (default interest rate of 18% per annum).  This amount was not paid and
                 is currently in default (see Note 13)                                         852,680

               Note payable, related party, unsecured, payable in four quarterly payments starting on April 1, 2003 of $100,000 each with no interest.
                 This note arose from the acquisition of Lazer-Tek.  This amount
                 was not paid and is currently in default                                      400,000

               Note payable, related party, secured by the assets of the Company, interest accrues at 10% per annum; principal and accrued interest
                 due on December 1, 2004                                                     1,010,000
                                                                                       ----------------

                                                                                             3,609,932
               Less current portion                                                         (3,609,932)
                                                                                       ----------------
               Long-term portion                                                       $             -
                                                                                       ================

         Interest expense, under all obligations, amounted to $908,478 and $14,236 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9 - NOTE PAYABLE

         Notes payable bear interest at a rate of 11% per annum, secured by two automobiles and payable in aggregate monthly installments of $2,050 (principal and interest) by September 2007.

         The following table summarizes the aggregate maturities of the notes payable as of December 31, 2003:

               Year ending December 31,
                   2004                                 $        20,448
                   2005                                          22,650
                   2006                                          25,091
                   2007                                          20,910
                                                        ----------------
                                                                 89,099
               Less current portion                             (20,448)
                                                        ----------------
               Long-term portion                        $        68,651
                                                        ================

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


NOTE 10 - STOCKHOLDERS' DEFICIT

         STOCK ISSUED FOR ACQUISITION OF CRYSTALIX USA GROUP, INC.

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

         COMMON STOCK ISSUED IN PRIVATE PLACEMENTS

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

         On November 26, 2002, the Board of Directors of the Company approved and initiated another private placement offering (the "November Private Placement") of the Company's Rule 144 restricted common stock at an average offering price of $0.50 per share, on a best efforts basis. The Private Placement was exempt from the registration provisions of the Securities and Exchange Commission Act of 1933 and Rule 506 of Regulation D. As of December 31, 2002, the Company sold 176,000 shares for proceeds of $88,000, all of which was collected in January 2003. In January 2003, the Company sold an additional 120,000 common shares for proceeds of $60,000. Also in March 2003, the Company sold 1,000,000 shares for proceeds of $200,000. The Company did not incur or pay any offering costs.

         COMMON STOCK ISSUED FOR ACQUISITION OF LAZER-TEK DESIGNS, INC. AND LAZER-TEK DESIGNS, LTD

         On December 23, 2002, the Company issued 1,250,000 shares of the Company's common stock to acquire Lazer-Tek, valued at a total of $1,125,000 using the Company's trading price as of December 23, 2002. Pursuant to the agreement, these shares had registration rights until April 30, 2003. The Company has no obligation beyond a reasonable effort to have these shares registered.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         COMMON STOCK ISSUED FOR SERVICES AND FINANCING COSTS

         During the first quarter of 2003, the Company issued 660,000 shares of its common stock, as consideration to the holder of the $1.5 million loan payable for extending the repayment terms. The shares were valued at their fair market value of $528,000 and included in interest expense. The Company also issued 2,340,000 shares of its common stock for services rendered that were valued at a fair market value of $1,170,000.

         During the fourth quarter of 2003, the Company issued 250,000 shares of its common stock to three consultants. The shares were valued at their fair market value of $175,000 which was determined using the value of the Company's stock at the date the consulting agreements were signed.


         SHARES OF COMMON AND PREFERRED STOCK EXCHANGED FOR CERTAIN ASSETS

         During the second quarter of 2003, in accordance with an agreement with a former officer, the Company canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by a former officer of the Company in exchange for the Company transferring the ownership to four retail store locations in Las Vegas, Nevada that were previously owned by the Company(See Note 12) Since this transaction occurred with a related party, the cost carryover basis of $237,826 was used and no gain or loss was recognized from this transaction.

         During the fourth quarter of 2003, in accordance with an agreement with a former officer, the Company canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by a former officer of the Company in exchange for the Company transferring the ownership of certain laser equipment located on cruise ships that was previously owned by the Company (See Note 12). Since this transaction occurred with a related party, the cost carryover basis of $210,607 was used and no gain or loss was recognized from this transaction.

         STOCK OPTION PLAN

         The Company does not have a formal stock option plan, however, the Board of Directors and the management may grant options to acquire common stock of the Company ("Options"). Options may be issued to directors, executives, key employees and consultants providing valuable services to the Company. The Board of Directors and management select recipients to whom options are granted, and determine the number of shares to be granted. Options granted are exercisable at a price determined by the Board of Directors and management at the time of grant, but in no event less than fair market value. During 2002, 3,000,000 options had been granted to certain key employees and management at an exercise price of $0.25 per share underlying the stock option when the trading price as of the date of grant was $0.16 per share.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         The following is table summarizes the options outstanding:

                                                 WEIGHTED-
                                                   STOCK           AVERAGE
                                                  OPTION          EXERCISE
                                                   PLAN             PRICE

             Balance, December 31, 2001                   -       $     -
                Granted                           3,000,000       $   0.25
                                                 -----------

             Balance, December 31, 2002           3,000,000       $   0.25
                Canceled                         (3,000,000)      $   0.25
                                                 -----------

             Balance, December 31, 2003                   -       $     -
                                                 ===========
             Exercisable, December 31, 2003               -       $     -
                                                 ===========

         In connection with the exchange of common and preferred stock for certain assets of the Company and the resignation of certain former officers of the Company (See Notes 10, 12 and 13), 1,600,000 options to purchase shares of the Company's common stock for $0.25 per share were canceled. Also, in 2003, the remaining 1,400,000 options were also canceled.

NOTE 11 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 are as follows:

            Deferred tax assets:
               Net operating loss                               $     1,680,000
               Deferred revenue                                       1,100,000
               Stock issued for services and financing costs            577,000
               Advances to Crystalix Europe                             136,000
               Allowance for doubtful accounts                           68,000
                                                                ----------------
                                                                      3,561,000
            Deferred tax liabilities:
               Step-up of basis of intangible assets                   (779,000)
               Depreciation of property and equipment                  (508,000)
               Other basis differences for assets acquired             (251,000)
                                                                ----------------
                                                                     (1,538,000)
                                                                ----------------
               Net deferred tax asset                                 2,023,000
               Less valuation allowance                              (2.023,000)
                                                                ----------------

                                                                $            --
                                                                ================

         At December 31, 2003, the Company had federal net operating loss ("NOL") carryforwards of approximately $5,100,000. Federal NOLs could, if unused, begin to expire in 2018.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         The valuation allowance increased by $1,272,000 during 2003.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2003 and 2002 is as follows:

                                                          2003            2002
                                                        --------        --------
               Federal income tax rate                   (34.0%)         (34.0%)
               State tax, net of federal benefit           --              --
               Loss for which no federal benefit was
                   received                               34.0%           34.0%
                                                        --------        --------
               Effective income tax rate                   0.0%            0.0%
                                                        ========        ========

         Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

NOTE 12 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2003 and 2002 purchases of equipment from a related party vendor amounted to approximately $8,300 and $2,160,000, respectively. Included in accounts payable and accrued expenses at December 31, 2003, is approximately $17,403 due to this related party vendor. This related party vendor is wholly owned by a minority (non-controlling) shareholder of the Company and does not have any formal agreement. Management believes that these transactions are negotiated at arms length.

         During the year ended December 31, 2003 and 2002 purchases of technology consulting services from the same related party vendor amounted to approximately $189,450 and $191,000, respectively.

         On May 28, 2003, the Company entered into a consulting agreement with McCary & Rood, a company controlled by Mr. Kevin Ryan, that provides for a monthly consulting fee of $20,000. The agreement expires on the earlier of May 27, 2006 or on the date on which Mr. Ryan accepts a position as an officer of the Company.

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

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         upon 30 days' prior written notice in the event of Mr. Van Damme's failure to make payments or submit reports on a timely basis.

         As a result of the settlement agreement described in Note 13, this agreement was declared null and void. Under the terms of the settlement, Mr. Van Damme is to keep the locations and the equipment at the locations. However, it is contemplated that he will replace the equipment and arrange for his own licensing of the proprietary technology within six months. While the Company's equipment is in his possession, he is to pay a flat licensing and royalty fee of $500 per month per laser.

         In April 2003, the Company entered into an agreement with Other Van Dam, a former officer and director and founder of Crystalix USA Group, to transfer ownership of certain laser equipment aboard the cruise ships owned by the Starboard Cruise line for the surrender of all of his Class A preferred stock and common stock (See Note 13). As a result of this transaction, the Company canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by Mr. Van Dam and used the net book value of the laser equipment in the amount of $210,607 as the cost basis for the stock redemption.

         See Notes 7 & 8 for additional related party transactions.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

         CONTRACTS

         Acquisition Target - On December 15, 2002, the Company signed an agreement to acquire 50% of the ownership interest of Vitro Laser GmbH ("Vitro"), a German Corporation, for consideration consisting of cash and the right to acquire shares of the Company's common stock. The Company advanced $500,000 to Vitro through March 31, 2003 and in accordance with a legal settlement on November 14, 2003, the Company allowed Vitro to retain the advance. After new management terminated the process of acquiring Vitro in June 2003, the $500,000 advance was expensed during the same period. (See Note 14)

         Royalty Agreement - Effective October 1, 2003, the Company entered into an amended and restated patent license agreement with Laser Design
         International,  LLC  ("LDI")  and Norwood  Promotional  Products,  Inc.
         ("Norwood"), which superseded the February 1999 and October 2001 agreements. The Company now has a non-exclusive, non-transferable, royalty-bearing sub-license from LDI to make, use, offer for sale, and sell decorative products using the technology other than in the United States. Norwood granted the Company a non-exclusive, non-transferable (other than reseller licenses to permitted resellers), revocable and royalty-bearing sub-license for the United States in the retail market segment. Norwood also granted Lazer-Tek a non-exclusive, non-transferable (other than reseller licenses to permitted resellers), revocable and royalty-bearing sub-license for the United States in the corporate market segment. Norwood is to approve all applications for a permitted reseller license. The Company is required to pay LDI and Norwood royalty payments based on a percentage of net sales on a quarterly basis. The royalty agreement expires on the earlier of April 27, 2010, a material breach of contract, or mutual recession of all parties.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         LEASES

         The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2003:

              Year ending December 31,
                      2004                         $          10,259
                      2005                                    10,259
                      2006                                    10,259
                                                   -----------------
                                                   $          30,777
                                                   =================

         Rent expense amounted to $545,597 and $1,005,000 for the years ended December 31, 2003 and 2002

         LITIGATION

         The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of December 31, 2003, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

         CONCORD INDUSTRIES INC. -- In January 2003, Concord Industries Inc. ("Concord") filed an action for declaratory relief in the federal court for the State of Connecticut against Laser Design International and us, LLC ("LDI"). Concord seeks a judgment invalidating the patent issued to LDI and/or declaring that Concord is not infringing on LDI's patent. LDI is the holder, in part, of laser technology patent rights related to laser engraving. We have licensed the use of this technology from LDI. In November 2003, Concord and we reached a settlement agreement whereby Concord has agreed to dismiss us from the suit. LDI and Concord are still in litigation. We anticipate that LDI will be successful in its defense of its patent rights. The patents that are the subject of the suit pertain to subsurface decorative laser marking in crystal, glass, and other clear materials, which is the technology used in our business.

         VITRO LASER GROUP USA -- On February 12, 2003, Vitro Laser Group USA, Inc. ("Vitro") and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH ("Vitro GmbH") and us. The plaintiffs allege that Vitro GmbH and we wrongfully took two laser systems and, thus, sought a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro GmbH and us from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. The parties subsequently resolved the issue of the injunctive relief, pending a final judicial determination, by written agreements dated February 27, 2003 and March 5, 2003, I.E., by Rule 11 agreements.

         In addition, the plaintiffs seek from us: actual and exemplary damages for conversion of the equipment; actual damages, statutory damages of $2,000, and attorneys' fees for theft of the laser systems; actual damages for unjust enrichment; and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro GmbH. With respect to Vitro GmbH, the

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         plaintiffs seek: actual and exemplary damages for fraud; actual damages for negligent misrepresentation; actual damages and attorneys' fees for breach of contract; and actual damages for breach of fiduciary duty.

         At the commencement of the suit, Vitro GmbH alleged that it was not properly served and that it was not amenable to suit or service in the United States since it is a German company. However, Vitro GmbH subsequently consented to the court's jurisdiction and filed an answer and cross-claims against the plaintiffs. We filed an answer and a special appearance asserting that we are not subject to the jurisdiction of the Texas court; however, the trial court found that we waived our special appearance in the lawsuit to contest the court's jurisdiction over it, by entering into the Rule 11 agreements with plaintiffs. However, the appellate court reversed the trial court and remanded the case to the lower court to determine whether it has personal jurisdiction over us.

         The plaintiffs have indicated that they may appeal the appellate court's ruling to the Texas Supreme Court. If we are unsuccessful in our jurisdictional challenge, we intend to assert that we took possession of the equipment at the request of Vitro GmbH, with Vitro GmbH asserting ownership over the equipment due to plaintiffs' failure to pay for the equipment and that we did not interfere between plaintiffs and Vitro GmbH. Management plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements, as such amounts are not estimable.

         BERLINER ZISSER WALTER & MCDONALD, P.C. -- On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against us in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. We have asserted various defenses to the claim. The case was tried to the court in March 2004. On March 19, 2004, judgment was entered against us in the amount of $108,972, plus interest and costs. This judgment has been recorded in accrued expenses in the accompanying consolidated balance sheet.

         KEVIN RYAN, ET AL. -- On March 31, 2003, we filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that we entered into to purchase Lazer-Tek. We requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,680, issuance of 568,750 shares of our common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all our assets. The default interest rate is 18% per annum. We have agreed to dismiss our complaint with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates.

         ARMIN VAN DAMME, ET AL.-- On June 30, 2003, John S. Woodward, our president and we, filed a complaint against Armin Van Damme (a former officer and director of the Company), Othmar Van Dam (a former officer and director of the Company), Jim Carrasco, Carlos Ravelo, Brian Shedd (a former employee), 3DLI, Inc., and Vitro Laser, Inc. in the District Court for Clark County, Nevada. The complaint alleged tortious interference with contractual relations, tortious interference with prospective economic advantage, conversion, and conspiracy on the part of all

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


         of the named defendants. In addition, the complaint alleged breach of fiduciary duty by Armin Van Damme and Othmar Van Dam as to the Company. Mr. Woodward and we requested damages in excess of $10,000, attorneys' fees and costs, as well as injunctive relief. On July 24, 2003, we obtained an order for a preliminary injunction, which (1) enjoined Brian Shedd from activities that would compete against us; (2) enjoined Othmar Van Dam from soliciting our existing affiliates and/or customers; (3) enjoined Armin Van Damme from transferring or encumbering his residence; (4) mandated Armin Van Damme and Othmar Van Dam to remove us from being financially obligated on the lease of the vehicles they are using; (5) mandated Armin Van Damme and Othmar Van Dam to provide proof of current registration and insurance on such vehicles; (6) mandated Armin Van Damme to provide us with access to conduct an audit and inventory at four retail locations that had been purchased by Mr. Van Damme; (7) mandated Armin Van Damme to return all our corporate, software and art files to us; (8) enjoined the defendants from communicating on our letterhead; (9) mandated us to remove Armin Van Damme and Othmar Van Dam from our Web site; (10) mandated Armin Van Damme and 3DLI, Inc. to issue checks to us for amounts diverted from the Company; (11) enjoined the defendants from encumbering, tampering, hindering, converting, or transferring any of our assets; and (12) enjoined all parties from disparaging any other party in the action. The defendants filed an answer and counterclaim, suing us and all of our officers in their individual capacity. In October 2003, the parties entered into a settlement agreement, which provides, among other things, for the following:

             o    the dismissal of this suit with prejudice;
             o Armin Van Damme keeping the four retail locations in the Mandalay Bay Group hotels (See Note 12);
             o Othmar Van Dam being able to pursue conducting business on the Starboard Cruise Line;
             o the relinquishment by Armin Van Damme and Othmar Van Dam of all ownership interest in the Company;
             o the Company retaining an infrared laser machine delivered by Vitro; and
             o    Vitro retaining the $500,000 payment from the Company.

         The settlement agreement was made effective as of November 14, 2003.

NOTE 14 - IMPAIRMENT  EXPENSE

         For the year ended December 31, 2003, impairment expense consisted of the following:

            Impairment of property and equipment (See Note 4)     $      243,893
            Impairment of value of customer lists (See Note 1)           155,220
                                                                  --------------
                                                                  $      399,113
                                                                  ==============

NOTE 15 - SUBSEQUENT EVENTS

         Subsequent to December 31, 2003, the Company received additional advances under its revolving line of credit of $551,500. (See Note 7)