Form 10QSB
period 2004-03-31
CRYSTALIX GROUP INTERNATIONAL INC
filed 2004-05-14
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-29781
                            (Commission file number)

                       CRYSTALIX GROUP INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                65-014247
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

     Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

    Stat the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14,
                    2004 - 34,113,192 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                                      INDEX

                                                                                 PAGE
                                                                                NUMBER
PART I.    FINANCIAL INFORMATION                                                   2

Item 1.    Financial Statements                                                    2

           Consolidated Balance Sheet as of March 31, 2004 (unaudited)             2

           Consolidated Statements of Operations for the
           three months ended March 31, 2004 and 2003 (unaudited)                  3

           Consolidated Statements of Cash Flows for the
           three months ended March 31, 2004 and 2003 (unaudited)                  4

           Notes to Consolidated Financial Statements (unaudited)                 5-10

Item 2.    Management's Discussion and Analysis or Plan of Operations            11-15

Item 3.    Controls and Procedures                                                15

PART II.   OTHER INFORMATION                                                      16

Item 1.    Legal Proceedings                                                     16-17

Item 2.    Change in Securities                                                   17

Item 3.    Defaults Upon Senior Securities                                        17

Item 4.    Submission of Matters to a Vote of Security Holders                    17

Item 5.    Other Information                                                      17

Item 6.    Exhibits and Reports on Form 8-K                                      17-18

SIGNATURES                                                                        19


              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                         MARCH
                                                                                        31, 2004
                                                                                   ------------------
                                                                                      (unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                      $          62,233
    Accounts receivable, net of allowance of $266,000                                        275,116
    Inventory                                                                                646,565
    Other current assets                                                                      15,455

                                                                                   ------------------
TOTAL CURRENT ASSETS                                                                         999,369
                                                                                   ------------------

PROPERTY AND EQUIPMENT, net (including equipment
    acquired from related party of $2,300,000 in 2002)                                     2,213,702

INTANGIBLE ASSETS
    Licenses and related costs, net of accumulated amortization of $342,375                1,547,526
    Capitalized software costs, net of accumulated amortization of $128,815                  197,675
    Website development costs, net of accumulated amortization of $58,370                     91,963
    Customer lists and relationships, net of accumulated amortization of $28,125              84,375
    Artwork library, net of accumulated amortization of $373,331                             522,664
    Tradename and trademark, net of accumulated amortization of $3,930                        11,789
                                                                                   ------------------
                                                                                           2,455,992
                                                                                   ------------------

OTHER ASSETS                                                                                   6,332

                                                                                   ------------------
TOTAL ASSETS                                                                       $       5,675,395
                                                                                   ==================

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                          $       1,849,567
    Customer deposits                                                                        200,550
    Revolving line of credit - related party                                               1,353,175
    Notes payable - related parties                                                        3,606,402
    Current portion of notes payable                                                          10,000
    Current portion of deferred revenue                                                    1,252,312

                                                                                   ------------------
TOTAL CURRENT LIABILITIES                                                                  8,272,006
                                                                                   ------------------

NOTES PAYABLE, less current portion                                                           35,021

DEFERRED REVENUE, less current portion                                                     1,781,649

                                                                                   ------------------
TOTAL LIABILITIES                                                                         10,088,676
                                                                                   ------------------

COMMITMENTS AND CONTINGENCIES                                                                    -

STOCKHOLDERS' DEFICIT
    Preferred stock - Class A, $0.001 par value; 10,000,000 shares
     authorized; 3,920,000 Class A shares issued and outstanding                               3,920
    Common stock; $0.001 par value; 300,000,000 shares
     authorized; 34,113,192 shares issued and outstanding                                     34,113
    Additional paid-in capital                                                             4,364,634
    Other comprehensive loss - foreign currency translation                                  (30,137)
    Accumulated deficit                                                                   (8,785,811)

                                                                                   ------------------
TOTAL STOCKHOLDERS' DEFICIT                                                               (4,413,281)
                                                                                   ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $       5,675,395
                                                                                   ==================

        The accompanying notes are an integral prt of these consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 THREE MONTHS ENDED
                                                                       ------------------------------------
                                                                             March               March
                                                                            31, 2004           31, 2003
                                                                       ----------------   -----------------
                                                                          (unaudited)         (unaudited)
REVENUE
    Product sales                                                      $       526,024    $      1,405,653
    Lease revenue                                                              288,958             357,044
    Royalty revenue                                                             21,511              84,337
                                                                       ----------------   -----------------
TOTAL REVENUE                                                                  836,493           1,847,034
                                                                       ----------------   -----------------

COST OF REVENUE
    Product sales                                                              227,529             768,936
    Lease revenue                                                              176,051             135,253
    Royalty revenue                                                             14,303              56,104
                                                                       ----------------   -----------------
TOTAL COST OF REVENUE                                                          417,883             960,293
                                                                       ----------------   -----------------

                                                                       ----------------   -----------------
GROSS PROFIT                                                                   418,610             886,741
                                                                       ----------------   -----------------

OPERATING EXPENSES
    Research and development                                                       -                20,776
    Payroll and related benefits                                               498,147             524,598
    General and administrative                                                 843,343           2,455,609
    Impairment expense                                                                                 -
                                                                       ----------------   -----------------
TOTAL OPERATING EXPENSES                                                     1,341,490           3,000,983
                                                                       ----------------   -----------------

LOSS FROM OPERATIONS                                                          (922,880)         (2,114,242)
                                                                       ----------------   -----------------

OTHER INCOME (EXPENSES):
    Interest income                                                                                     43
    Other expense, net                                                          14,344                 -
    Interest expense                                                          (134,291)           (578,931)
                                                                       ----------------   -----------------
TOTAL OTHER INCOME (EXPENSE)                                                  (119,947)           (578,888)
                                                                       ----------------   -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                      (1,042,827)         (2,693,130)

PROVISION FOR INCOME TAXES
    Current                                                                        -              (550,000)
    Deferred                                                                       -               550,000
                                                                       ----------------   -----------------

NET LOSS                                                               $    (1,042,827)   $     (2,693,130)
                                                                       ================   =================

NET LOSS PER SHARE - BASIC AND DILUTED                                 $         (0.03)   $          (0.07)
                                                                       ================   =================

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC AND DILUTED                                   34,113,192          40,092,970
                                                                       ================   =================

        The accompanying notes are an integral prt of these consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED
                                                                                -------------------------------
                                                                                    MARCH           March
                                                                                   31, 2004        31, 2003
                                                                                --------------   --------------
                                                                                 (unaudited)      (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                      $  (1,042,827)   $  (2,693,130)
  Adjustment to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                                   273,133          334,857
      Provision for doubtful accounts                                                   6,000          159,000
      Common stock issued for financing costs                                             -            528,000
      Common stock issued for services                                                    -          1,170,000
      Foreign currency translation adjustment                                          12,174           (2,469)
      Loss on disposal of fixed assets                                                  8,156              -
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                               222,937          282,775
    Inventory                                                                           9,698         (641,599)
    Other current assets                                                                8,659          171,036
    Deposits                                                                            3,941              -
  Increase (decrease) in:
    Accounts payable and accrued expenses                                              88,473          280,315
    Customer deposits                                                                 119,862         (172,887)
    Deferred revenue                                                                 (226,473)         192,956
                                                                                --------------   --------------
Net cash used in operating activities                                                (516,267)        (391,146)
                                                                                --------------   --------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Advances to acquire Vitro Laser, Gmbh                                                   -           (300,000)
  Payments to acquire property and equipment                                           (5,005)        (625,983)
                                                                                --------------   --------------
Net cash used in investing activities                                                  (5,005)        (925,983)
                                                                                --------------   --------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Change in bank overdraft                                                                -             60,450
  Net advances under revolving line of credit  -  related party                       529,500              -
  Payments on notes payable                                                            (1,346)          (8,564)
  Payments on notes payable - related parties                                          (3,530)             -
  Payments for deferred offering costs                                                    -           (124,082)
  Proceeds from sale on common stock, including stock subscription receivable             -            748,000
                                                                                --------------   --------------
Net cash provided by financing activities                                             524,624          675,804
                                                                                --------------   --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                      3,352         (641,325)

CASH AND CASH EQUIVALENTS, Beginning of period                                         58,881          641,325
                                                                                --------------   --------------

CASH AND CASH EQUIVALENTS, End of period                                        $      62,233    $         -
                                                                                ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                                 $         -      $      57,913
                                                                                ==============   ==============
  Income taxes paid                                                             $         -      $         -
                                                                                ==============   ==============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Purchase of property and equipment for note payable                           $         -      $     222,757
                                                                                ==============   ==============

        The accompanying notes are an integral prt of these consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2004 of $1,042,827, used cash for operating activities of $516,267 for the three months ended March 31, 2004 and at March 31, 2004 had an accumulated deficit of $8,785,811 and a working capital deficit of $7,272,637. In addition, the Company is in default on the payment of certain note payable obligations. The Company is also involved in various lawsuits and effective June 2, 2003, Kevin Ryan, a senior creditor, has been granted a Writ of Possession allowing him to take possession of the collateral (all Company assets) securing his note (see Note
8). In addition, Mr. Ryan has an irrevocable proxy to vote the shares of certain controlling officers and stockholders, which allows him to vote approximately 70% of the Company's issued and outstanding shares. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

STOCK OPTIONS

The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2004. As of March 31, 2003, only 3,000,000 options were outstanding, which were granted in the fourth quarter of 2002 and were fully vested immediately. Subsequent to March 31, 2003, all of the 3,000,000 outstanding options were relinquished as a result of a settlement of a legal matter or canceled.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the three months ended March 31, 2004 and 2003.

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 and 3,000,000 common equivalent shares outstanding at March 31, 2004 and 2003, respectively.


NOTE 3 - INVENTORY

Inventory at March 31, 2004, consist of the following:

    Glass blocks, premade images and related products        $       341,130
    Electronic parts and accessories                                 305,435
                                                             ---------------
                                                             $       646,565
                                                             ===============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004, consist of the following:

    Equipment under operating leases as lessor               $     1,981,450
    Computers and equipment                                          645,720
    Vehicles                                                          66,410
    Furniture and fixtures                                           113,835
    Leasehold improvements                                            32,188
                                                             ---------------
                                                                   2,839,603
    Less accumulated depreciation and amortization                   625,901
                                                             ---------------
                                                             $     2,213,702
                                                             ===============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - REVOLVING LINE OF CREDIT - RELATED PARTY

On December 1, 2003, the Company entered into a 1-year, revolving credit agreement with Mr. Kevin Ryan that provides for the Company to borrow, from time to time, up to $1,000,000. Interest is accrued at 10% of the outstanding balance and is payable monthly. During the three months ended March 31, 2004, the Company borrowed an additional $529,500 under this revolving credit agreement. At March 31, 2004, the Company had an outstanding balance under this revolving credit agreement of $1,353,175.


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at March 31, 2004 consist of the following:

     Note payable, related party, secured by all capital stock
       of Lazer-Tek, with unpaid principal due by January 20,
       2004, interest due monthly at 13.5% per annum. The
       amount was not paid and is currently  in default.          $   1,343,722

     Notes payable, former creditor of Lazer-Tek, secured by
       assets of Crystalix, unpaid principal and interest was
       due by April 1, 2003 with interest at 10% per annum
       (default interest rate of 18% per annum). This amount
       was not paid and is currently in default (see Note 8)            852,680

     Note payable, related party, unsecured, payable in four
       quarterly payments starting on April 1, 2003 of $100,000
       each with no interest. This note arose from the acquisition of Lazer-Tek. This amount was not paid and is currently in
       default                                                          400,000

     Note payable, related party, secured by the assets of the
       Company, interest accrues at 10% per annum; principal and
       accrued interest due on December 1, 2004                       1,010,000
                                                                  --------------
                                                                      3,606,402
     Less current portion                                            (3,606,402)
                                                                  --------------
     Long-term portion                                            $           -
                                                                  ==============

NOTE 7 - EQUITY

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

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

LEGAL
The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of March 31, 2004, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

VITRO LASER GROUP USA -- On February 12, 2003, Vitro Laser Group USA, Inc. ("Vitro") and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH ("Vitro GmbH") and the Company. The plaintiffs allege that Vitro GmbH and the Company wrongfully took two laser systems and, thus, sought a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro GmbH and the Company from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. The parties subsequently resolved the issue of the injunctive relief, pending a final judicial determination, by written agreements dated February 27, 2003 and March 5, 2003, I.E., by Rule 11 agreements.

In addition, the plaintiffs seek from the Company: actual and exemplary damages for conversion of the equipment; actual damages, statutory damages of $2,000, and attorneys' fees for theft of the laser systems; actual damages for unjust enrichment; and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro GmbH. With respect to Vitro GmbH, the plaintiffs seek:

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


actual  and  exemplary   damages  for  fraud;   actual   damages  for  negligent
misrepresentation; actual damages and attorneys' fees for breach of contract; and actual damages for breach of fiduciary duty.

At the commencement of the suit, Vitro GmbH alleged that it was not properly served and that it was not amenable to suit or service in the United States since it is a German company. However, Vitro GmbH subsequently consented to the court's jurisdiction and filed an answer and cross-claims against the plaintiffs. The Company filed an answer and a special appearance asserting that it is not subject to the jurisdiction of the Texas court; however, the trial court found that the Company waived its special appearance in the lawsuit to contest the court's jurisdiction over it, by entering into the Rule 11 agreements with plaintiffs. However, the appellate court reversed the trial court and remanded the case to the lower court to determine whether it has personal jurisdiction over the Company. The plaintiffs have indicated that they may appeal the appellate court's ruling to the Texas Supreme Court. If the Company is unsuccessful in its jurisdictional challenge, it intends to assert that it took possession of the equipment at the request of Vitro GmbH, with Vitro GmbH asserting ownership over the equipment due to plaintiffs' failure to pay for the equipment and that the Company did not interfere between plaintiffs and Vitro GmbH. Management plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements, as such amounts are not estimable.

BERLINER ZISSER WALTER & MCDONALD, P.C. -- On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against us in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. The Company has asserted various defenses to the claim. The case was tried to the court in March 2004. On March 19, 2004, judgment was entered against the Company in the amount of $108,972, plus interest and costs. This judgment has been recorded in accrued expenses in the accompanying consolidated balance sheet.

KEVIN RYAN, ET AL. -- On March 31, 2003, the Company filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that the Company entered into to purchase Lazer-Tek. The Company requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,680, issuance of 568,750 shares of our common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all the Company's assets. The default interest rate is 18% per annum. The Company has agreed to dismiss its complaint with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the three months ended March 31, 2004 of $1,042,827, used cash for operating activities of $516,267 for the three months ended March 31, 2004 and at March 31, 2004 had an accumulated deficit of $8,785,811 and a working capital deficit of $7,272,637. In addition, we are in default on the payment of certain note payable obligations. We are also involved in various lawsuits and effective June 2, 2003, Kevin Ryan, a senior creditor, has been granted a Writ of Possession allowing him to take possession of the collateral (all our assets) securing his note. In addition, Mr. Ryan has an irrevocable proxy to vote the shares of certain controlling officers and stockholders, which allows him to vote approximately 70% of our issued and outstanding shares. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO MARCH 31, 2003.

Our net revenues are derived from product sales, lease revenue, and royalty revenue. We generate product sales through the sale of engraved glass products to customers in our retail kiosks, to corporate customers, and through the sale of glass blanks, display bases, and related products to our marketing partners. We receive lease revenues and royalty revenues from our marketing partners under the terms of master equipment leases and software licenses they have executed with us. Our revenue for the three months ended March 31, 2004 decreased by $1,010,541 or 54.7% from $1,847,034 for the three months ended March 31, 2003 to $836,493 for the three months ended March 31, 2004. The decrease is principally due the disposition of our retail stores in Las Vegas, Nevada in April 2003 and a reduction in the glass products we sell our licensees.

The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. The lease cost of revenue consists primarily of the amortization of property and equipment, including the direct personnel costs and direct product costs associated with the assembly of our leased equipment. Royalty cost of revenue consists of the royalty payments we make to Laser Design International. Our cost of revenue for the three months ended March 31, 2004 decreased by $542,410 or 56.5% from $960,293 for the three months ended March 31, 2003 to $417,883 for the three months ended March 31, 2004. The decrease is principally due to the decrease in revenue. Our gross margin for the three months ended March 31, 2004 was 52% compared to 48% for the three months ended March 31, 2003.

Research and development for the three months ended March 31, 2004 decreased by $20,776 or 100.0% from $20,776 for the three months ended March 31, 2003 to $0 for the three months ended March 31, 2004. The decrease is principally due to a decrease in product development due to lack of funds to finance such activities.

Payroll and related benefits for the three months ended March 31, 2004 decreased by $26,451 or 5.0% from $524,598 for the three months ended March 31, 2003 to $498,147 for the three months ended March 31, 2004. The decrease is due to a small reduction in personnel.

General and administrative expenses for the three months ended March 31, 2004 decreased by $1,612,266 or 65.7% from $2,455,609 for the three months ended March 31, 2003 to $843,343 for the three months ended March 31, 2004. Included in general and administrative expenses for the three months ended March 31, 2003 is $1,170,000, which is the valuation for 2,340,000 shares of our common stock issued for consulting services rendered.

Interest expense for the three months ended March 31, 2004 decreased by $444,640 or 76.8% from $578,931 for the three months ended March 31, 2003 to $134,291 for the three months ended March 31, 2004. The increase is due to the increase in loans payable and shares of stock issued for financing costs. Included in interest expense for the three months ended March 31, 2003 is $528,000 which is the valuation of 660,000 shares of our common stock issued as consideration to the lender for extending the repayment terms of a loan to us of $1,500,000. Excluding the charge of $528,000 for the three months ended March 31, 2003, interest expense increased due to additional financing provided by Mr. Kevin Ryan.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had a working capital deficit of $7,272,637, as compared to $6,311,497 at December 31, 2003. We had cash and cash equivalents of $62,233 at March 31, 2004 as compared to cash and cash equivalents of $58,881 at December 31, 2003.

During the three months ended March 31, 2004, our financing activities provided cash of $524,624, while our operating and investing activities used cash of $516,267 and $5,005, respectively.

During the three months ended March 31, 2004, we obtained $529,500 from advances from a related party under a revolving line of credit.

We have other current debt incurred in connection with the Lazer-Tek acquisition in the principal amount of $1,252,680, consisting of $852,680 owed to Kevin Ryan, a former creditor of Lazer-Tek, which was due April 1, 2003, and $400,000 owed to Kevin Ryan in quarterly payments beginning April 1, 2003 for consulting fees. Neither of these payments has been made and we are currently in default on these two obligations. As disclosed in "Item 1. Legal Proceedings," Mr. Ryan has obtained a Writ of Possession entitling him to all of our assets as of June 2, 2003. We have agreed to dismiss our complaint against Mr. Ryan with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates.

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

Through March 31, 2004, Kevin Ryan had advanced a total of $1,353,175 to us under a revolving line of credit agreement dated December 1, 2003. Interest on the outstanding balance accrues at 10% per annum and is payable monthly. On December 1, 2003, we entered into a Secured Promissory Note with Kevin Ryan in the amount of $1,010,000. Interest will accrue on the note at 10% per annum and is payable monthly. All principal and unpaid accrued interest under the Secured Promissory Note is due and payable no later than December 1, 2004.

We are currently in negotiations with other investors in an effort to obtain long-term debt financing, and we are also seeking investors to purchase shares of our common stock in a private placement.

Since we operate in the gift industry, our business is seasonal, with the first and second quarters being significantly slower than the third and fourth quarters. We are trying to develop more corporate sales, to offset the effects of this seasonality. For the three months ended March 31, 2004, the revenues generated were less than anticipated due to the prevailing general economic conditions and the fact that management's efforts were diverted from expansion of the business to resolving litigation matters.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

VITRO LASER GROUP USA -- On February 12, 2003, Vitro Laser Group USA, Inc. ("Vitro") and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH ("Vitro GmbH") and the Company. The plaintiffs allege that Vitro GmbH and the Company wrongfully took two laser systems and, thus, sought a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro GmbH and the Company from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. The parties subsequently resolved the issue of the injunctive relief, pending a final judicial determination, by written agreements dated February 27, 2003 and March 5, 2003, I.E., by Rule 11 agreements.

In addition, the plaintiffs seek from the Company: actual and exemplary damages for conversion of the equipment; actual damages, statutory damages of $2,000, and attorneys' fees for theft of the laser systems; actual damages for unjust enrichment; and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro GmbH. With respect to Vitro GmbH, the plaintiffs seek: actual and exemplary damages for fraud; actual damages for negligent misrepresentation; actual damages and attorneys' fees for breach of contract; and actual damages for breach of fiduciary duty.

At the commencement of the suit, Vitro GmbH alleged that it was not properly served and that it was not amenable to suit or service in the United States since it is a German company. However, Vitro GmbH subsequently consented to the court's jurisdiction and filed an answer and cross-claims against the plaintiffs. The Company filed an answer and a special appearance asserting that it is not subject to the jurisdiction of the Texas court; however, the trial court found that the Company waived its special appearance in the lawsuit to contest the court's jurisdiction over it, by entering into the Rule 11 agreements with plaintiffs. However, the appellate court reversed the trial court and remanded the case to the lower court to determine whether it has personal jurisdiction over the Company. The plaintiffs have indicated that they may appeal the appellate court's ruling to the Texas Supreme Court. If the Company is unsuccessful in its jurisdictional challenge, it intends to assert that it took possession of the equipment at the request of Vitro GmbH, with Vitro GmbH asserting ownership over the equipment due to plaintiffs' failure to pay for the equipment and that the Company did not interfere between plaintiffs and Vitro GmbH. Management plans to vigorously defend this matter and since this matter is in its preliminary stages, no amounts have been accrued in the accompanying consolidated financial statements, as such amounts are not estimable.

BERLINER ZISSER WALTER & MCDONALD, P.C. -- On March 4, 2003, Berliner Zisser Walter & McDonald, P.C., filed a complaint against us in the District Court for the City and County of Denver, Colorado. The complaint asserts that the plaintiff law firm is owed $141,701 for legal services. The Company has asserted various defenses to the claim. The case was tried to the court in March 2004. On March 19, 2004, judgment was entered against the Company in the amount of $108,972, plus interest and costs. This judgment has been recorded in accrued expenses in the accompanying consolidated balance sheet.

KEVIN RYAN, ET AL. -- On March 31, 2003, the Company filed a complaint against Kevin Ryan, Lena Walther, Douglas Lee, Lazer-Tek Designs, Inc., and Lazer-Tek Designs, Ltd. in the District Court for Clark County, Nevada. The complaint alleged misrepresentations and breach of the Common Stock Purchase Agreement that the Company entered into to purchase Lazer-Tek. The Company requested a reduction of the purchase price and of the amount due to Kevin Ryan, as well as general and special damages in excess of $10,000, punitive damages, attorneys' fees, and costs. On April 23, 2003, Kevin Ryan and Douglas Lee filed an answer denying the allegations of the complaint. In addition, Kevin Ryan counterclaimed for payment of the promissory note in the principal amount of $852,680, issuance of

568,750 shares of our common stock, and an order for writ of possession of the collateral securing his note. On May 12, 2003, the court issued a Writ of Possession to Kevin Ryan, allowing him to take possession of the collateral securing his note on June 2, 2003. The collateral consists of all the Company's assets. The default interest rate is 18% per annum. The Company has agreed to dismiss its complaint with prejudice. The Writ of Possession is to remain in effect, but the parties have agreed to postpone all deadlines and trial dates.



ITEM 2.    CHANGE IN SECURITIES

Not applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

We are currently in default on three notes payable in the amount of $2,596,402.


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

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
       10.2 Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (4)
--------------------------------------------------------------------------------
       10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd.
                    (4)
--------------------------------------------------------------------------------
       10.4 Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window & Door Company and Crystalix USA Group, and amendment thereto (4)
--------------------------------------------------------------------------------
       10.5 Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
       10.6         Promissory note to John S. Woodward dated December 20, 2002
                    (4)
--------------------------------------------------------------------------------
       10.7         Promissory note to Kevin Ryan dated December 23, 2002 (4)
--------------------------------------------------------------------------------
       10.8         Bridge Loan Agreement dated October 21, 2003 (6)
--------------------------------------------------------------------------------
       10.9 Revolving Credit Agreement dated as of December 1, 2003 with Kevin Ryan (7)
--------------------------------------------------------------------------------
      10.10         Secured Promissory Note dated December 1, 2003 to Kevin Ryan
                    (7)
--------------------------------------------------------------------------------
      10.11         Consulting Agreement made as of May 28, 2003 with McCary &
                    Rood (7)
--------------------------------------------------------------------------------
      10.12 Irrevocable Proxy Coupled with an Interest granted to Ryan Capital Management, Inc. dated November 26, 2003 (7)
--------------------------------------------------------------------------------
       21.1         Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification
--------------------------------------------------------------------------------
       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.
(7) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.


(b) Reports on Form 8-K

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CRYSTALIX GROUP INTERNATIONAL, INC.



May 14, 2004                    By:      /s/ JOHN S. WOODWARD
                                   ---------------------------------------------
                                      John S. Woodward, President



May 14, 2004                    By:      /s/ OSWALDUS VAN DAM
                                   ---------------------------------------------
                                      Oswaldus Van Dam
                                      Interim Chief Financial Officer