Form 10QSB
period 2004-06-30
CRYSTALIX GROUP INTERNATIONAL INC
filed 2004-08-16
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            As of August 9, 2004 - 34,113,192 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I.    FINANCIAL INFORMATION                                             2

Item 1.    Financial Statements                                              2

           Consolidated Balance Sheet as of June 30, 2004 (unaudited)        2

           Consolidated Statements of Operations for the
           three and six months ended June 30, 2004 and 2003 (unaudited)     3

           Consolidated Statements of Cash Flows for the
           six months ended June 30, 2004 and 2003 (unaudited)               4

           Notes to Consolidated Financial Statements (unaudited)            5

Item 2.    Management's Discussion and Analysis or Plan of Operations        9

Item 3.    Controls and Procedures                                          14

PART II.   OTHER INFORMATION                                                14

Item 1.    Legal Proceedings                                                14

Item 2.    Change in Securities                                             14

Item 3.    Defaults Upon Senior Securities                                  14

Item 4.    Submission of Matters to a Vote of Security Holders              14

Item 5.    Other Information                                                14

Item 6.    Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  17

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                            JUNE
                                                                                          30, 2004
                                                                                     -------------------
                                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                         $          44,654
   Accounts receivable, net of allowance of $260,000                                           393,795
   Inventory                                                                                   701,350
   Other current assets                                                                         41,708
                                                                                     -------------------
TOTAL CURRENT ASSETS                                                                         1,181,507
                                                                                     -------------------
PROPERTY AND EQUIPMENT, net (including equipment
   acquired from related party of $2,300,000 in 2002)                                        1,964,881

INTANGIBLE ASSETS
   Licenses and related costs, net of accumulated amortization of $387,170                   1,502,731
   Capitalized software costs, net of accumulated amortization of $156,023                     170,467
   Website development costs, net of accumulated  amortization of $70,898                       79,435
   Customer lists and relationships, net of accumulated amortization of $33,750                 78,750
   Artwork library, net of accumulated amortization of $447,997                                447,998
   Tradename and trademark, net of accumulated amortization of $4,716                           11,003
                                                                                     -------------------
                                                                                             2,290,384
                                                                                     -------------------

OTHER ASSETS                                                                                     6,299

                                                                                     -------------------
TOTAL ASSETS                                                                         $       5,443,071
                                                                                     ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                                             $       1,865,482
   Customer deposits                                                                            42,784
   Revolving line of credit - related party                                                  2,400,077
   Notes payable - related parties                                                           3,606,402
   Current portion of deferred revenue                                                       1,160,068
                                                                                     -------------------
TOTAL CURRENT LIABILITIES                                                                    9,074,813
                                                                                     -------------------

DEFERRED REVENUE, less current portion                                                       1,570,476
                                                                                     -------------------

TOTAL LIABILITIES                                                                           10,645,289
                                                                                     -------------------

COMMITMENTS AND CONTINGENCIES                                                                      -

STOCKHOLDERS' DEFICIT
   Preferred stock - Class A, $0.001 par value; 10,000,000 shares
     authorized; 3,920,000 Class A shares issued and outstanding                                 3,920
   Common stock; $0.001 par value; 300,000,000 shares
     authorized; 34,113,192 shares issued and outstanding                                       34,113
   Additional paid-in capital                                                                4,364,634
   Other comprehensive loss - foreign currency translation                                     (27,214)
   Accumulated deficit                                                                      (9,577,671)
                                                                                     -------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                 (5,202,218)
                                                                                     -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                          $       5,443,071
                                                                                     ===================

                                                                                                   -
                                                                                                   -
                                                                                                   -

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                          -----------------------------     -----------------------------
                                                              June            June               June           June
                                                            30, 2004        30, 2003           30, 2004       31, 2003
                                                          -------------  --------------     --------------  -------------
                                                           (unaudited)     (unaudited)        (unaudited)    (unaudited)
REVENUE
    Product sales                                         $  1,078,882   $   1,199,186      $   1,604,906   $  2,604,839
    Lease revenue                                              292,534         428,937            581,492        785,981
    Royalty revenue                                             30,816          79,302             52,327        163,639
                                                          -------------  --------------     --------------  -------------
TOTAL REVENUE                                                1,402,232       1,707,425          2,238,725      3,554,459
                                                          -------------  --------------     --------------  -------------

COST OF REVENUE
    Product sales                                              512,853         577,040            740,382      1,345,976
    Lease revenue                                               89,658         244,546            265,709        379,799
    Royalty revenue                                             19,854          50,000             34,157        106,104
                                                          -------------  --------------     --------------  -------------
TOTAL COST OF REVENUE                                          622,365         871,586          1,040,248      1,831,879
                                                          -------------  --------------     --------------  -------------

                                                          -------------  --------------     --------------  -------------
GROSS PROFIT                                                   779,867         835,839          1,198,477      1,722,580
                                                          -------------  --------------     --------------  -------------

OPERATING EXPENSES
    Research and development                                       -            30,242                -           51,018
    Payroll and related benefits                               423,285         740,493            921,432      1,265,091
    General and administrative                                 898,129       1,641,407          1,741,472      4,097,016
    Impairment expense                                             -               -                                 -
                                                          -------------  --------------     --------------  -------------
TOTAL OPERATING EXPENSES                                     1,321,414       2,412,142          2,662,904      5,413,125
                                                          -------------  --------------     --------------  -------------

LOSS FROM OPERATIONS                                          (541,547)     (1,576,303)        (1,464,427)    (3,690,545)
                                                          -------------  --------------     --------------  -------------

OTHER INCOME (EXPENSES):
    Interest income                                                -               (43)               -              -
    Other expense, net                                          10,128        (501,538)            24,472       (501,538)
    Interest expense                                          (260,441)        (66,672)          (394,732)      (645,603)
                                                          -------------  --------------     --------------  -------------
TOTAL OTHER INCOME (EXPENSE)                                  (250,313)       (568,253)          (370,260)    (1,147,141)
                                                          -------------  --------------     --------------  -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                        (791,860)     (2,144,556)        (1,834,687)    (4,837,686)

PROVISION FOR INCOME TAXES
    Current                                                        -               -                  -         (550,000)
    Deferred                                                       -               -                  -          550,000
                                                          -------------  --------------     --------------  -------------

NET LOSS                                                  $   (791,860)  $  (2,144,556)     $  (1,834,687)  $ (4,837,686)
                                                          =============  ==============     ==============  =============

NET LOSS PER SHARE - BASIC AND DILUTED                    $      (0.02)  $       (0.05)     $       (0.05)  $      (0.12)
                                                          =============  ==============     ==============  =============

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC AND DILUTED                   34,113,192      40,679,082         34,113,192     40,428,529
                                                          =============  ==============     ==============  =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            SIX MONTHS ENDED
                                                                   ----------------------------------
                                                                        JUNE               June
                                                                      30, 2004           31, 2003
                                                                   ---------------    ---------------
                                                                     (unaudited)        (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (1,834,687)    $   (4,837,686)
  Adjustment to reconcile net loss to net cash
    used in operating
    activities
     Depreciation and amortization                                        552,972            652,022
     Provision for doubtful accounts                                          -              159,000
     Common stock issued for financing costs                                  -              528,000
     Common stock issued for services                                         -            1,170,000
     Foreign currency translation adjustment                               15,097             (7,076)
     (Gain) loss on disposal of fixed assets                               (1,973)            95,957
     Write off of deferred offering costs                                     -              212,797
     Write off of advances to Vitro Laser, Gmbh                               -              500,000
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                   110,258            106,140
    Inventory                                                              50,663            390,609
    Other current assets                                                  (17,594)           118,409
    Deposits                                                                3,974                -
  Increase (decrease) in:
    Accounts payable and accrued expenses                                 104,388            871,307
    Customer                                                              (37,904)            (8,747)
    deposits
    Deferred revenue                                                     (472,634)           307,729
                                                                   ---------------    ---------------
Net cash used in operating activities                                  (1,527,440)           258,461
                                                                   ---------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Advances to acquire Vitro Laser, Gmbh                                       -             (300,000)
  Payment to repurchase laser                                             (39,006)               -
  Payments to acquire property and equipment                              (17,053)        (1,303,212)
                                                                   ---------------    ---------------
Net cash used in investing activities                                     (56,059)        (1,603,212)
                                                                   ---------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Change in bank overdraft                                                    -               14,258
  Net advances under revolving line of credit - related party           1,576,402             92,634
  Payments on notes payable                                                (3,600)           (14,669)
  Payments on notes payable - related parties                              (3,530)               -
  Payments for deferred offering costs                                        -             (136,797)
  Proceeds from sale on common stock, including stock
   subscription receivable                                                    -              748,000
                                                                   ---------------    ---------------
Net cash provided by financing activities                               1,569,272            703,426
                                                                   ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                        (14,227)          (641,325)

CASH AND CASH EQUIVALENTS, Beginning of period                             58,881            641,325
                                                                   ---------------    ---------------

CASH AND CASH EQUIVALENTS, End of period                           $       44,654     $          -
                                                                   ===============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                    $          -       $       73,012
                                                                   ===============    ===============
  Income taxes paid                                                $          -       $          -
                                                                   ===============    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Purchase of property and equipment for note payable              $          -       $      237,826
                                                                   ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2004 of $1,834,687, used cash for operating activities of $1,527,440 for the six months ended June 30, 2004 and at June 30, 2004 had an accumulated deficit of $9,577,671 and a working capital deficit of $7,893,306. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently re-negotiated the repayment term of certain debt and has obtained a commitment for additional funding from Mr. Kevin Ryan. In July 2004, the Company has changed its senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

STOCK OPTIONS

The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2004. As of June 30, 2003, only 3,000,000 options were outstanding, which were granted in the fourth quarter of 2002 and were fully vested immediately. Subsequent to June 30, 2003, all of the 3,000,000 outstanding options were relinquished as a result of a settlement of a legal matter or canceled.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the six months ended June 30, 2004 and 2003.

NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 and 3,000,000 common equivalent shares outstanding at June 30, 2004 and 2003, respectively.


NOTE 3 - INVENTORY

Inventory at June 30, 2004, consist of the following:

       Glass blocks, premade images and related products       $     353,878
       Electronic parts and accessories                              347,472
                                                               -------------
                                                               $     701,350
                                                               =============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004, consist of the following:

       Equipment under operating leases as lessor              $   1,850,003
       Computers and equipment                                       593,182
       Furniture and fixtures                                        173,074
       Leasehold improvements                                         32,188
                                                               -------------
                                                                   2,648,447
       Less accumulated depreciation and amortization                683,566
                                                               -------------

                                                               $   1,964,881
                                                               =============


NOTE 5 - REVOLVING LINE OF CREDIT - RELATED PARTY

On December 1, 2003, the Company entered into a 1-year, revolving credit agreement with Mr. Kevin Ryan that provides for the Company to borrow, from time to time, up to $1,000,000. During 2004, Mr. Ryan verbally agreed to increase the amount that could be borrowed under this revolving credit agreement. Interest is accrued at 10% of the outstanding balance and is payable monthly. During the six months ended June 30, 2004, the Company borrowed an additional $1,576,402 under this revolving credit agreement. At June 30, 2004, the Company had an outstanding balance under this revolving credit agreement of $2,400,077.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties at June 30, 2004 consist of the following:

      Note payable, related party, secured by all capital
       stock of Lazer-Tek, with unpaid principal due by
       January 20, 2004, interest due monthly at 13.5% per
       annum. See Note 10.                                      $     1,343,722

      Notes payable, former creditor of Lazer-Tek, secured
       by assets of Crystalix, unpaid principal and interest
       was due by April 1, 2003 with interest at 10% per
       annum (default interest rate of 18% per annum).
       See Note 10.                                                     852,680

      Note payable, related party, unsecured, payable in
       four quarterly payments starting on April 1, 2003 of
       $100,000 each with no interest. This note arose from
       the acquisition of Lazer-Tek.  See Note 10.                      400,000

      Note payable, related party, secured by the assets of
       the Company, interest accrues at 10% per annum;
       principal and accrued interest due on December 1,
       2004.  See Note 10.                                            1,010,000
                                                                ----------------
                                                                      3,606,402
      Less current portion                                           (3,606,402)
                                                                ----------------
      Long-term portion                                         $             -
                                                                ================

NOTE 7 - EQUITY

During the six months ended June 30, 2003, the Company sold 1,120,000 shares of its restricted common stock for gross proceeds of $260,000. Also, during the six months ended June 30, 2003, the Company issued 660,000 shares of its common stock as consideration for the holder of the $1.5 million loan payable extending the repayment terms that were valued at $528,000, and the Company issued 2,340,000 shares of its common stock for services rendered that were valued at $1,170,000.

NOTE 8 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. For the three months ended June 30, 2004, there has been no change in the litigation pending against the Company.


NOTE 10 - SUBSEQUENT EVENTS

On July 21, 2004, Mr. John Woodward, Mr. Rainer Essing and Mr. Oswaldus Van Dam resigned as President, Chief Executive Officer and Chief Financial Officer, respectively. Mr. Kevin Ryan and Mr. Robert McDermott were appointed as Chief Executive Officer and Chief Financial Officer, respectively.

In addition, on July 21, 2004, the Company restructured all of its related party debt totaling $3,606,402 at June 30, 2004. All of this related party debt is owed to Mr. Ryan and Mr. Woodward. The Company has issued new promissory notes in the amounts equal to all principal and accrued interest outstanding under the old notes. The new notes bear interest at 10% per annum. The notes call for interest only payment for the remainder of 2004 and monthly principal and interest payment beginning January 2005 with all principal and accrued interest due on December 31, 2007. The note holder has the option of receiving the monthly principal and interest payments in either cash or the Company's common stock. The stock conversion price will be the lower of the lowest closing price 10 days prior to the signing of the new agreements ($0.09 per share) or the market price at the date the payments are due.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the six months ended June 30, 2004 of $1,834,687, used cash for operating activities of $1,527,440 for the six months ended June 30, 2004 and at June 30, 2004 had an accumulated deficit of $9,577,671 and a working capital deficit of $7,893,306. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence. We have recently re-negotiated the repayment term of certain debt and have obtained a commitment for additional funding from Mr. Kevin Ryan. In July 2004, we changed our senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believe that the new management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003.

Our net revenues are derived from product sales, lease revenue, and royalty revenue. We generate product sales through the sale of engraved glass products to customers in our retail kiosks, to corporate customers, and through the sale of glass blanks, display bases, and related products to our marketing partners. We receive lease revenues and royalty revenues from our marketing partners under the terms of master equipment leases and software licenses they have executed with us. Our revenue for the three months ended June 30, 2004 decreased by $305,193 or 17.9% from $1,707,425 for the three months ended June 30, 2003 to $1,402,232 for the three months ended June 30, 2004. The decrease is principally due the disposition of our retail stores in Las Vegas, Nevada in April 2003, a reduction in the glass products we sell our licensees and a reduction in our lease revenue due to licensees canceling their contracts in late 2003 and early 2004. We expect that there will be other contracts canceled in the future, but we expect to begin selling new laser machines to new licensees in the near term.

The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. The lease cost of revenue consists primarily of the amortization of property and equipment, including the direct personnel costs and direct product costs associated with the assembly of our leased equipment. Royalty cost of revenue consists of the royalty payments we make to Laser Design International. Our cost of revenue for the three months ended June 30, 2004 decreased by $249,221 or 28.6% from $871,586 for the three months ended June 30, 2003 to $622,365 for the three months ended June 30, 2004. The decrease is principally due to the decrease in revenue. Our gross margin for the three months ended June 30, 2004 was 56% compared to 49% for the three months ended June 30, 2003.

Research and development for the three months ended June 30, 2004 decreased by $30,242 or 100.0% from $30,242 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004. The decrease is principally due to a decrease in product development due to lack of funds to finance such activities.

Payroll and related benefits for the three months ended June 30, 2004 decreased by $317,208 or 42.8% from $740,493 for the three months ended June 30, 2003 to $423,285 for the three months ended June 30, 2004. The decrease is a result of a reduction in personnel due to corporate downsizing in light of the reduction on revenue.

General and administrative expenses for the three months ended June 30, 2004 decreased by $743,278 or 45.3% from $1,641,407 for the three months ended June 30, 2003 to $898,129 for the three months ended June 30, 2004. The decrease is principally due to a reduction in legal fees associated with litigation with certain of our former officers in 2003 and a reduction in general overhead due to corporate downsizing in light of the reduction in revenue.

Other expense, net for the three months ended June 30, 2004 decreased by $511,666 from other expense of $501,538 for the three months ended June 30, 2003 to other income of $10,128 for the three months ended June 30, 2004. The significant decrease in other expense, net is the write off of our investment in Vitro Laser Gmbh of $500,000 in the second quarter of 2003.

Interest expense for the three months ended June 30, 2004 increased by $193,769 or 290.6% from $66,672 for the three months ended June 30, 2003 to $260,441 for the three months ended June 30, 2004. The increase is due to the increase in related party debt.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO JUNE 30, 2003.

Our revenue for the six months ended June 30, 2004 decreased by $1,315,734 or 37.0% from $3,554,459 for the six months ended June 30, 2003 to $2,238,725 for the six months ended June 30, 2004. The decrease is principally due the disposition of our retail stores in Las Vegas, Nevada in April 2003, a reduction in the glass products we sell our licensees and a reduction in our lease revenue due to licensees canceling their contracts in late 2003 and early 2004.

Our cost of revenue for the six months ended June 30, 2004 decreased by $791,631 or 43.2% from $1,831,879 for the six months ended June 30, 2003 to $1,040,248 for the six months ended June 30, 2004. The decrease is principally due to the decrease in revenue. Our gross margin for the six months ended June 30, 2004 was 53% compared to 48% for the six months ended June 30, 2003.

Research and development for the six months ended June 30, 2004 decreased by $51,018 or 100.0% from $51,018 for the six months ended June 30, 2003 to $0 for the six months ended June 30, 2004. The decrease is principally due to a decrease in product development due to lack of funds to finance such activities.

Payroll and related benefits for the six months ended June 30, 2004 decreased by $343,659 or 27.2% from $1,265,091 for the six months ended June 30, 2003 to $921,432 for the six months ended June 30, 2004. The decrease is a result of a reduction in personnel due to corporate downsizing in light of the reduction on revenue and a reduction in personnel in our retail sales staff as a result of the sale of our retail stores in Las Vegas in April 2003.

General and administrative expenses for the six months ended June 30, 2004 decreased by $2,355,544 or 57.5% from $4,097,016 for the six months ended June 30, 2003 to $1,741,472 for the six months ended June 30, 2004. The decrease is principally due to a reduction in legal fees associated with litigation with certain of our former officers in 2003, consulting fees and a reduction in general overhead due to corporate downsizing in light of the reduction in revenue. Included in general and administrative expenses for the six months ended June 30, 2003 is $1,170,000, which is the valuation for 2,340,000 shares of our common stock issued for consulting services rendered.

Other expense, net for the six months ended June 30, 2004 decreased by $526,010 from other expense of $501,538 for the six months ended June 30, 2003 to other income of $24,472 for the six months ended June 30, 2004. The significant decrease in other expense, net is the write off of our investment in Vitro Laser Gmbh of $500,000 in the second quarter of 2003.

Interest expense for the six months ended June 30, 2004 decreased by $250,871 or 38.9% from $645,603 for the six months ended June 30, 2003 to $394,732 for the six months ended June 30, 2004. Included in interest expense for the six months ended June 30, 2003 is $528,000 which is the valuation of 660,000 shares of our common stock issued as consideration to the lender for extending the repayment terms of a loan to us of $1,500,000. Excluding the charge of $528,000 for the six months ended June 30, 2003, interest expense increased due to additional financing provided by Mr. Kevin Ryan.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had a working capital deficit of $7,893,306, as compared to $6,311,497 at December 31, 2003. We had cash and cash equivalents of $44,654 at June 30, 2004 as compared to cash and cash equivalents of $58,881 at December 31, 2003. Our current cash on hand plus cash expected to be generated from operations will not be sufficient to sustain our current operations for the next twelve months. We will need to issue debt or equity securities in order to sustain operations until such time that we can generate positive cash flow from our operations.

During the six months ended June 30, 2004, our financing activities provided cash of $1,569,272, while our operating and investing activities used cash of $1,527,440 and $56,059, respectively. The cash used in operating activities was principally a result of the net loss we incurred. Our negative cash flow from operations was principally funded by borrowing additional amounts under a revolving line of credit from a related party.

During the six months ended June 30, 2004, we obtained $1,576,402 from advances from a related party under a revolving line of credit.

On July 21, 2004, we restructured all of our related party debt totaling $3,606,402 at June 30, 2004. All of this related party debt is owed to Mr. Ryan and Mr. Woodward. We issued new promissory notes in the amounts equal to all principal and accrued interest outstanding under the old notes. The new notes bear interest at 10% per annum. The notes call for interest only payment for the remainder of 2004 and monthly principal and interest payment beginning January 2005 with all principal and accrued interest due on December 31, 2007. The note holder has the option of receiving the monthly principal and interest payments in either cash or our common stock. The stock conversion price will be the lower of the lowest closing price 10 days prior to the signing of the new agreements ($0.09 per share) or the market price at the date the payments are due.

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


PART II.   OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

No change in legal proceedings from prior report


ITEM 2.    CHANGE IN SECURITIES

Not applicable.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
    2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
    2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
    2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
    3.1         Articles of Incorporation of Crystalix Group International, Inc.
                (4)
--------------------------------------------------------------------------------
    3.2         Bylaws of Americabilia.com, Inc. (5)
--------------------------------------------------------------------------------
   10.1         Form of Master Equipment Lease and Software License Agreement
                (4)
--------------------------------------------------------------------------------
   10.2 Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (4)
--------------------------------------------------------------------------------
   10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
   10.4         Sub-Lease Agreement, dated December 13, 2001, among Arville
                & Russell, LLC, Western Window & Door Company and Crystalix
                USA Group, and amendment thereto (4)
--------------------------------------------------------------------------------
   10.5 Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
   10.6         Promissory note to Kevin T. Ryan dated December 20, 2002 (4)
--------------------------------------------------------------------------------
   10.7         Promissory note to Kevin Ryan dated December 23, 2002 (4)
--------------------------------------------------------------------------------
   10.8         Bridge Loan Agreement dated October 21, 2003 (6)
--------------------------------------------------------------------------------
   10.9 Revolving Credit Agreement dated as of December 1, 2003 with Kevin Ryan (7)
--------------------------------------------------------------------------------
   10.10        Secured Promissory Note dated December 1, 2003 to Kevin Ryan (7)
--------------------------------------------------------------------------------
   10.11        Consulting Agreement made as of May 28, 2003 with McCary & Rood
                (7)
--------------------------------------------------------------------------------
   10.12 Irrevocable Proxy Coupled with an Interest granted to Ryan Capital Management, Inc. dated November 26, 2003 (7)
--------------------------------------------------------------------------------
   21.1         Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
   31.1         Rule 13a-14(a) Certification
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

-----------------------

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


(b)  Reports on Form 8-K

On May 11, 2004, the Registrant filed a Current Report on Form 8-K announcing that on May 10, 2004, the directors of the Registrant approved the election of De Joya & Company to audit the Registrant's financial statements for the fiscal year ending December 31, 2004. Also on May 10, 2004, the Registrant dismissed its former accountants, Stonefield Josephson, Inc. The decision to change auditors was based upon financial considerations. The Registrant's board of directors recommended De Joya & Company. During the two most recent fiscal years and the subsequent interim period, neither the Registrant nor anyone on its behalf consulted De Joya & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Registrant's financial statements. The Registrant did not receive, and De Joya & Company did not provide, any written or oral advice that was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue prior to its engagement by the Registrant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CRYSTALIX GROUP INTERNATIONAL, INC.



August 13, 2004                     By:      /s/ KEVIN T. RYAN
                                       -----------------------------------------
                                          Kevin T. Ryan
                                          Chief Executive Officer



August 13, 2004                     By:      /s/ ROBERT J. MCDERMOTT
                                       -----------------------------------------
                                           Robert J. McDermott
                                           Chief Financial Officer