Form 10QSB/A
period 2004-06-30
CRYSTALIX GROUP INTERNATIONAL INC
filed 2004-09-23
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


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

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                                      INDEX

                                                                           Page
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION                                               2

Item 1.  Financial Statements                                                2

         Consolidated Balance Sheet as of June 30, 2004 (unaudited)          2

         Consolidated Statements of Operations for the
         three and six months ended June 30, 2004 and 2003 (unaudited)       3

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2004 and 2003 (unaudited)                 4

         Notes to Consolidated Financial Statements (unaudited)              5


Item 2.  Management's Discussion and Analysis or Plan of Operations         10



Item 3.  Controls and Procedures                                            16



PART II. OTHER INFORMATION                                                  16



Item 1.  Legal Proceedings                                                  16



Item 2.  Change in Securities                                               16



Item 3.  Defaults Upon Senior Securities                                    16



Item 4.  Submission of Matters to a Vote of Security Holders                16



Item 5.  Other Information                                                  16



Item 6.  Exhibits and Reports on Form 8-K                                   17



SIGNATURES                                                                  19

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


The Company restructured all of its related party debt as follows:



   o On July 21, 2004, the Company issued a convertible promissory note to Mr. John Woodward in the amount of $1,824,000, which represents principal due on previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,279. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of the Company's common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. The Company has agreed to register the shares issuable upon conversion of this note. The Company has determined that there is a beneficial feature associated with this convertible promissory note in the amount of $615,600. This amount will be amortized as financing costs over the term of the note.



   o On July 21, 2004, the Company issued a convertible promissory note to Mr. Kevin Ryan in the amount of $5,396,764, which represents (a) principal due on a two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500, (c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note bears interest at 10% per annum and calls for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest will be added to the principal amount. Beginning on January 1, 2005, this note requires monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of the Company's common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to Mr. Ryan a warrant to purchase 1,875,000 shares of the Company's common stock. The exercise price is lesser of the average closing price of the Company's common stock five business days immediately prior to the notice of exercise or $0.08. The Company has agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         warrants of $200,625 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the note payable of $5,396,764 was proportionately allocated to the note and the warrants in the amounts of $5,203,330 and $193,434, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $3,188,488 and $2,014,842, respectively. The combined total discount is $2,208,276, and is being amortized over the term of the note.



   o On July 21, 2004, the Company issued a promissory note to Ryan Capital Management, Inc. (this company is controlled by Kevin Ryan) in the amount of $452,137, which represents principal due on a previously issued note payable in the amount of $400,000 plus accrued interest in the amount of $52,137. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $37,902 plus accrued interest with any unpaid principal and interest due on December 1, 2005.



   o On August 1, 2004, the Company issued a promissory note to McCary & Rood (this company is controlled by Kevin Ryan) in the amount of $280,000, which represents past due consulting fees under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on May 1, 2005.



   o On August 1, 2004, the Company issued a promissory note to McCary & Rood in the amount of $214,037, which represents past due reimbursable expenses under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on March 1, 2005.



In addition, on July 21, 2004, the Company issued 3,019,000 shares of the Company's common stock to Kevin Ryan as additional consideration for the financing provided to the Company. Also, certain holders of the Company's Series A preferred stock reallocated 2,647,900 of their shares to certain investors and senior members of the Company's management team. The Company will take a charge to financing costs and compensation expense of $2,747,011 and $409,275, respectively, related to the issuance and reallocation of these common and preferred shares.

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


We recently restructured all of our related party debt as follows:



   o On July 21, 2004, we issued a convertible promissory note to Mr. John Woodward in the amount of $1,824,000, which represents principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,279. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. We have agreed to register the shares issuable upon conversion of this note. We have determined that there is a beneficial feature associated with this convertible promissory note in the amount of $615,600. This amount will be amortized as financing costs over the term of the note.



   o On July 21, 2004, we issued a convertible promissory note to Mr. Kevin Ryan in the amount of $5,396,764, which represents (a) principal due on two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500, (c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note bears interest at 10% per annum and calls for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest will be added to the principal amount. Beginning on January 1, 2005, this note requires monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. In addition, we granted to Mr. Ryan a warrant to purchase 1,875,000 shares of our common stock. The exercise price is lesser of the average closing price of our common stock five business days immediately prior to the notice of exercise or $0.08. We have agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, we first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,625 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the note payable of $5,396,764 was proportionately allocated to the note and the warrants in the amounts of $5,203,330 and $193,434, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $3,188,488 and $2,014,842, respectively. The combined total discount is $2,208,276, and is being amortized over the term of the note.



   o On July 21, 2004, we issued a promissory note to Ryan Capital Management, Inc. (this company is controlled by Kevin Ryan) in the amount of $452,137, which represents principal due on a previously issued note payable in the amount of $400,000 plus accrued interest in the amount of $52,137. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $37,902 plus accrued interest with any unpaid principal and interest due on December 1, 2005.



   o On August 1, 2004, we issued a promissory note to McCary & Rood (this company is controlled by Kevin Ryan) in the amount of $280,000, which represents past due consulting fees under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on May 1, 2005.



   o On August 1, 2004, we issued a promissory note to McCary & Rood in the amount of $214,037, which represents past due reimbursable expenses under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on March 1, 2005.



In addition, on July 21, 2004, we issued 3,019,000 shares of our common stock to Kevin Ryan as additional consideration for the financing provided to us. Also, certain holders of our Series A preferred stock reallocated 2,647,900 of their shares to certain investors and senior members of our management team. We will take a charge to financing costs and compensation expense of $2,747,011 and $409,275, respectively, related to the issuance and reallocation of these common and preferred shares.


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

  10.13 Settlement Agreement and Release between Crystalix Group International, Inc. and John S. Woodward dated July 21, 2004

--------------------------------------------------------------------------------

  10.14         Amended and Restated Convertible Promissory Note to John S.
                Woodward dated July 21, 2004

--------------------------------------------------------------------------------

  10.15 Settlement Agreement and Release among Crystalix Group International, Inc. Kevin T Ryan, Ryan Capital Management, Inc. and McCary & Rood dated July 21, 2004.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                                EXHIBIT
--------------------------------------------------------------------------------

  10.16         Amended and Restated Convertible Promissory Note to Kevin T.
                Ryan dated July 21, 2004

--------------------------------------------------------------------------------

  10.17         Promissory Note to Ryan Capital Management, Inc. dated July 21,
                2004

--------------------------------------------------------------------------------

  10.18         Promissory Note for $280,000 to McCary & Rood dated August 1,
                2004

--------------------------------------------------------------------------------

  10.19         Promissory Note for $214,037 to McCary & Rood dated August 1,
                2004

--------------------------------------------------------------------------------

  10.20 Warrant to Purchase Common Stock of Crystalix Group International, Inc. issued to Kevin T. Ryan

--------------------------------------------------------------------------------

  10.21         Registration Rights Agreement

--------------------------------------------------------------------------------
  21.1          Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
  31.1          Rule 13a-14(a) Certification
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
--------------------------

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

                                  CRYSTALIX GROUP INTERNATIONAL, INC.




September 22, 2004                By:      /S/ KEVIN T. RYAN
                                     -------------------------------------------
                                         Kevin T. Ryan
                                         Chief Executive Officer




September 22, 2004                By:      /S/ ROBERT J. MCDERMOTT
                                     -------------------------------------------
                                         Robert J. McDermott
                                         Chief Financial Officer