Form 10-Q
period 2004-09-30
CRYSTALIX GROUP INTERNATIONAL INC
filed 2004-11-12
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
          As of November 12, 2004 - 37,632,192 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                                      INDEX

                                                                                               PAGE
                                                                                              NUMBER
PART I.    FINANCIAL INFORMATION                                                                 2

Item 1.    Financial Statements                                                                  2

           Consolidated Balance Sheet as of September 30, 2004 (unaudited)                       2

           Consolidated Statements of Operations for the
           three and nine months ended September 30, 2004 and 2003 (unaudited)                   3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003 (unaudited)                             4
           Notes to Consolidated Financial Statements (unaudited)                                5

Item 2.    Management's Discussion and Analysis or Plan of Operations                           10

Item 3.    Controls and Procedures                                                              16

PART II.   OTHER INFORMATION                                                                    17

Item 1.    Legal Proceedings                                                                    17

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds                          17

Item 3.    Defaults Upon Senior Securities                                                      17

Item 4.    Submission of Matters to a Vote of Security Holders                                  17

Item 5.    Other Information                                                                    17

Item 6.    Exhibits                                                                             17

SIGNATURES                                                                                      20

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                   SEPTEMBER
                                                                   30, 2004
                                                                  -----------
                                                                  (unaudited)

                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                     $  1,980,511
   Accounts receivable, net of allowance of $312,000                  320,032
   Inventory                                                          679,485
   Other current assets                                                96,306
                                                                  -----------
TOTAL CURRENT ASSETS                                                3,076,334
                                                                  -----------

PROPERTY AND EQUIPMENT, net (including equipment
   acquired from related party of $2,300,000 in 2002)               1,855,315

INTANGIBLE ASSETS
   Licenses and related costs, net of accumulated
     amortization of $431,965                                       1,457,936
   Capitalized software costs, net of accumulated
     amortization of $183,230                                         143,260
   Website development costs, net of accumulated
     amortization of $83,425                                           66,908
   Customer lists and relationships, net of accumulated
     amortization of $39,375                                           73,125
   Artwork library, net of accumulated amortization of
     $522,664                                                         373,331
   Tradename and trademark, net of accumulated
     amortization of $5,502                                            10,217
                                                                  -----------
                                                                    2,124,777
                                                                  -----------

OTHER ASSETS                                                            6,368

                                                                  -----------
TOTAL ASSETS                                                     $  7,062,794
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $  1,150,338
   Customer deposits                                                   23,666
   Notes payable (including $2,089,593 to related parties),
     net of discounts of $905,463                                   2,700,709
   Current portion of deferred revenue                              1,140,688

                                                                  -----------
TOTAL CURRENT LIABILITIES                                           5,015,401
                                                                  -----------

NOTES PAYABLE, net of current portion (including $3,078,647 to related parties),
   net of discounts of $2,093,235                                   4,467,531
DEFERRED REVENUE, less current portion                              1,361,591

                                                                  -----------
TOTAL LIABILITIES                                                  10,844,523
                                                                  -----------

COMMITMENTS AND CONTINGENCIES                                             -

STOCKHOLDERS' DEFICIT
   Preferred stock - Class A, $0.001 par value;
     10,000,000 shares authorized; 3,920,000 Class A
     shares issued and outstanding                                      3,920
   Common stock; $0.001 par value; 300,000,000 shares
     authorized; 37,132,192 shares issued and outstanding              37,132
   Additional paid-in capital                                      10,705,413
   Other comprehensive loss - foreign currency translation            (39,625)
   Accumulated deficit                                            (14,488,569)

                                                                  -----------
TOTAL STOCKHOLDERS' DEFICIT                                        (3,781,729)
                                                                  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $  7,062,794
                                                                  ===========


                                                                          -

                                                                          -

                                                                          -


       The accompanying notes are an integral part of these consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          -----------------------------     -----------------------------
                                                            SEPTEMBER      SEPTEMBER          SEPTEMBER       SEPTEMBER
                                                            30, 2004        30, 2003           30, 2004       30, 2003
                                                          -------------  --------------     --------------  -------------
                                                           (unaudited)    (unaudited)        (unaudited)     (unaudited)
REVENUE
    Product sales                                         $    831,453   $     826,470      $   2,436,359   $  3,431,309
    Lease revenue                                              271,309         342,082            852,801      1,128,063
    Royalty revenue                                             41,234         141,589             93,561        305,228
                                                          -------------  --------------     --------------  -------------
TOTAL REVENUE                                                1,143,996       1,310,141          3,382,721      4,864,600
                                                          -------------  --------------     --------------  -------------

COST OF REVENUE
    Product sales                                              482,780         304,497          1,223,162      1,650,473
    Lease revenue                                               49,301          78,584            315,010        458,383
    Royalty revenue                                             20,000          38,777             54,157        144,881
                                                          -------------  --------------     --------------  -------------
TOTAL COST OF REVENUE                                          552,081         421,858          1,592,329      2,253,737
                                                          -------------  --------------     --------------  -------------

                                                          -------------  --------------     --------------  -------------
GROSS PROFIT                                                   591,915         888,283          1,790,392      2,610,863
                                                          -------------  --------------     --------------  -------------

OPERATING EXPENSES
    Research and development                                       -           165,536                -          216,554
    Payroll and related benefits                               485,895         564,699          1,407,327      1,829,790
    General and administrative                               1,685,957         950,454          3,427,429      5,047,470
    Impairment expense                                             -               -                                 -
                                                          -------------  --------------     --------------  -------------
TOTAL OPERATING EXPENSES                                     2,171,852       1,680,689          4,834,756      7,093,814
                                                          -------------  --------------     --------------  -------------

LOSS FROM OPERATIONS                                        (1,579,937)       (792,406)        (3,044,364)    (4,482,951)
                                                          -------------  --------------     --------------  -------------

OTHER INCOME (EXPENSES):
    Interest income                                                -               -                  -              -
    Other expense, net                                             -               338             24,472       (501,200)
    Interest expense                                        (3,384,461)       (100,959)        (3,779,193)      (746,562)
                                                          -------------  --------------     --------------  -------------
TOTAL OTHER INCOME (EXPENSE)                                (3,384,461)       (100,621)        (3,754,721)    (1,247,762)
                                                          -------------  --------------     --------------  -------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (4,964,398)       (893,027)        (6,799,085)    (5,730,713)

PROVISION FOR INCOME TAXES
    Current                                                        -               -                  -         (550,000)
    Deferred                                                       -               -                  -          550,000
                                                          -------------  --------------     --------------  -------------

NET LOSS                                                  $ (4,964,398)  $    (893,027)     $  (6,799,085)  $ (5,730,713)
                                                          =============  ==============     ==============  =============

NET LOSS PER SHARE - BASIC AND DILUTED                    $      (0.14)  $       (0.02)     $       (0.19)  $      (0.14)
                                                          =============  ==============     ==============  =============

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUSTANDING - BASIC AND DILUTED                   36,377,442      38,989,192         34,873,451     39,943,478
                                                          =============  ==============     ==============  =============

       The accompanying notes are an integral part of these consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              NINE MONTHS ENDED
                                                                          --------------------------
                                                                            SEPTEMBER      SEPTEMBER
                                                                            30, 2004       30, 2003
                                                                          ------------   ------------
                                                                           (unaudited)    (unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (6,799,085)  $ (5,730,713)

  Adjustment to reconcile net loss to net cash
    used in operating activities
     Depreciation and amortization                                             832,145        976,354
     Provision for doubtful accounts                                               -          159,000
     Common stock and reallocation of Series A preferred stock
       issued for financing costs                                            2,747,011        528,000
     Common stock and reallocation of Series A preferred stock
       issued for services                                                     462,775      1,170,000
     Amortization of debt discounts                                            188,814            -
     Foreign currency translation adjustment                                     2,686        (15,959)
     (Gain) loss on disposal of fixed assets                                    (1,973)       123,652
     Write off of deferred offering costs                                          -          212,797
     Write off of advances to Vitro Laser, Gmbh                                    -          500,000
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                        184,021        218,479
    Inventory                                                                   72,528        419,338
    Other current assets                                                       (72,192)       143,595
    Deposits                                                                     3,905        (12,743)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                      683,280        510,030
    Customer deposits                                                          (57,022)       (67,057)
    Deferred revenue                                                          (700,899)       455,605
                                                                          -------------  -------------
Net cash used in operating activities                                       (2,454,006)      (409,622)
                                                                          -------------  -------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Advances to acquire Vitro Laser, Gmbh                                            -         (300,000)
  Payment to repurchase laser                                                  (39,006)           -
  Payments to acquire property and equipment                                   (21,053)    (1,309,944)
                                                                          -------------  -------------
Net cash used in investing activities                                          (60,059)    (1,609,944)
                                                                          -------------  -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net advances from related party                                            2,442,825        833,922
  Proceeds from issuance of notes payable                                    2,000,000            -
  Payments on notes payable                                                     (3,600)       (11,015)
  Payments on notes payable - related parties                                   (3,530)           -
  Payments for deferred offering costs                                             -         (136,797)
  Proceeds from sale on common stock, including stock
   subscription receivable                                                         -          748,000
                                                                          -------------  -------------
Net cash provided by financing activities                                    4,435,695      1,434,110
                                                                          -------------  -------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                           1,921,630       (585,456)

CASH AND CASH EQUIVALENTS, Beginning of period                                  58,881        641,325
                                                                          -------------  -------------

CASH AND CASH EQUIVALENTS, End of period                                  $  1,980,511   $     55,869
                                                                          =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                           $        -     $    136,045
                                                                          =============  =============
  Income taxes paid                                                       $        -     $        -
                                                                          =============  =============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Purchase of property and equipment for note payable                     $        -     $    237,826
                                                                          =============  =============

       The accompanying notes are an integral part of these consolidated financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2004 of $6,799,085, used cash for operating activities of $2,454,006 for the nine months ended September 30, 2004 and at September 30, 2004 had an accumulated deficit of $14,542,069 and a working capital deficit of $1,939,067. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently re-negotiated the repayment terms of certain debt and has issued a convertible promissory note in the amount of $2,000,000 to an unrelated third party. In July 2004, the Company has changed its senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

STOCK OPTIONS

The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2004. As of September 30, 2003, only 3,000,000 options were outstanding, which were granted in the fourth quarter of 2002 and were fully vested immediately. Subsequent to September 30, 2003, all of the 3,000,000 outstanding options were relinquished as a result of a settlement of a legal matter or canceled.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the nine months ended September 30, 2004 and 2003.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 and 3,000,000 common equivalent shares outstanding at September 30, 2004 and 2003, respectively.


NOTE 3 - INVENTORY

Inventory at September 30, 2004, consist of the following:

         Glass blocks, premade images and related products       $       351,717
         Electronic parts and accessories                                327,768
                                                                 ---------------
                                                                 $       679,485
                                                                 ===============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004, consist of the following:

         Equipment under operating leases as lessor              $     1,850,003
         Computers and equipment                                         582,964
         Vehicles                                                          4,000
         Furniture and fixtures                                          173,444
         Leasehold improvements                                           32,188
                                                                 ---------------
                                                                       2,642,599
         Less accumulated depreciation and amortization                  787,284
                                                                 ---------------

                                                                 $     1,855,315
                                                                 ===============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 6 - NOTES PAYABLE (INCLUDING RELATED PARTY NOTES)

Notes payable at September 30, 2004 consist of the following:

         John Woodward. (a)                         $     1,824,000
         Kevin Ryan (b)                                   5,396,764
         Ryan Capital Management, Inc. (c)                  452,137
         McCary & Rood, Inc. (d)                            280,000
         McCary & Rood, Inc. (e)                            214,037
         CMKXTREME.COM (f)                                2,000,000
                                                    ----------------
                                                         10,166,938
         Less debt discounts                             (2,998,698)
                                                    ----------------
         Net amount of notes payable                      7,168,240
         Less current portion                            (2,700,709)
                                                    ----------------
         Long-term portion                          $     4,467,531
                                                    ================


    a. On July 21, 2004, the Company issued a convertible promissory note to Mr. John Woodward, the Company's former President, in the amount of $1,824,000, which represents principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,279. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of the Company's common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. The Company has agreed to register the shares issuable upon conversion of this note. The Company has determined that there is a beneficial feature associated with this convertible promissory note in the amount of $615,600. This amount will be amortized as financing costs over the term of the note.

    b. On July 21, 2004, the Company issued a convertible promissory note to Mr. Kevin Ryan, the Company's Chief Executive Officer, in the amount of $5,396,764, which represents (a) principal due on a two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500, (c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note bears interest at 10% per annum and calls for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest will be added to the principal amount. Beginning on January 1, 2005, this note requires monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of the Company's common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to Mr. Ryan a warrant to purchase 1,875,000 shares of the Company's common stock. The exercise price is lesser of the average closing price of the Company's common stock five business days immediately prior to the notice of exercise or $0.08. The Company has agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



         issued in connection with this note. The estimated value of the warrants of $200,625 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the note payable of $5,396,764 was proportionately allocated to the note and the warrants in the amounts of $5,203,330 and $193,434, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $3,188,488 and $2,014,842, respectively. The combined total discount is $2,208,276, and is being amortized over the term of the note.

    c. On July 21, 2004, the Company issued a promissory note to Ryan Capital Management, Inc. (this company is controlled by Kevin Ryan) in the amount of $452,137, which represents principal due on a previously issued note payable in the amount of $400,000 plus accrued interest in the amount of $52,137. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $37,902 plus accrued interest with any unpaid principal and interest due on December 1, 2005.

    d. On August 1, 2004, the Company issued a promissory note to McCary & Rood (this company is controlled by Kevin Ryan) in the amount of $280,000, which represents past due consulting fees under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on May 1, 2005.

    e. On August 1, 2004, the Company issued a promissory note to McCary & Rood in the amount of $214,037, which represents past due reimbursable expenses under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on March 1, 2005.

    f. On September 23, 204, the Company issued a convertible promissory note to CMKXTREME.COM in the amount of $2,000,000. This note bears interest at 10% per annum and calls for monthly principal payments of $55,556 plus accrued interest beginning November 1, 2004 with any unpaid principal and interest due on October 1, 2007. The monthly principal and interest payments can be paid with shares of the Company's common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to CMKXTREME.COM a warrant to purchase
         2,500,000 shares of the Company's common stock. The exercise price is lesser of the average closing price of the Company's common stock five business days immediately prior to the notice of exercise or $0.08. The Company has agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the convertible promissory note of $2,000,000 was proportionately allocated to the note and the warrants in the amounts of $1,818,182 and $181,818, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $1,636,364 and $181,818, respectively. The combined total discount is $363,636, and is being amortized over the term of the note.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - EQUITY

During the nine months ended September 30, 2003, the Company sold 1,120,000 shares of its restricted common stock for gross proceeds of $260,000. Also, during the nine months ended September 30, 2003, the Company issued 660,000 shares of its common stock as consideration for the holder of the $1.5 million loan payable extending the repayment terms that were valued at $528,000, and the Company issued 2,340,000 shares of its common stock for services rendered that were valued at $1,170,000.

On July 21, 2004, the Company issued 3,019,000 common shares of the Company's common stock to Kevin Ryan as additional consideration for the financing provided to the Company. Also, certain holders of the Company's Series A preferred stock reallocated 2,647,900 of their shares to certain investors and senior members of the Company's management team. The Company took a charge to financing costs and compensation expense of $2,747,011 and $409,275, respectively, related to the issuance of common shares and reallocation of the Series A preferred shares.

In addition, in July 2004, the Company also issued a total of 500,000 shares of common stock to two consultants valued at $53,500.


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


NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. For the three months ended September 30, 2004, there has been no change in the litigation pending against the Company.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the nine months ended September 30, 2004 of $6,799,085, used cash for operating activities of $2,454,006 for the nine months ended September 30, 2004 and at September 30, 2004 had an accumulated deficit of $14,542,069 and a working capital deficit of $1,939,067. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence. We have recently re-negotiated the repayment term of certain debt and have issued a $2,000,000 convertible promissory note to an unrelated third party. In July 2004, we changed our senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believe that the new management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

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

STOCK- BASED TRANSACTIONS. Shares of our common stock issued for services, compensation or financing costs are valued at the market value of our common stock at the date of issuance.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003.

         Our net revenues are derived from product sales, lease revenue, and royalty revenue. We generate product sales through the sale of engraved glass products to customers in our retail kiosks, to corporate customers, and through the sale of glass blanks, display bases, and related products to our marketing partners. We receive lease revenues and royalty revenues from our marketing partners under the terms of master equipment leases and software licenses they have executed with us. Our revenue for the three months ended September 30, 2004 decreased by $166,145 or 12.7% from $1,310,141 for the three months ended September 30, 2003 to $1,143,996 for the three months ended September 30, 2004. The decrease is principally due a reduction in the glass products we sell our licensees and a reduction in our lease revenue due to licensees canceling their contracts in late 2003 and early 2004. We expect that there will be other contracts canceled in the future, but we expect to begin selling new laser machines to new licensees in the near term.

         The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. The lease cost of revenue consists primarily of the amortization of property and equipment, including the direct personnel costs and direct product costs associated with the assembly of our leased equipment. Royalty cost of revenue consists of the royalty payments we make to Laser Design International. Our cost of revenue for the three months ended September 30, 2004 increased by $130,223 or 30.9% from $421,858 for the three months ended September 30, 2003 to $552,081 for the three months ended September 30, 2004. The increase is principally due to higher cost of product sales. Our gross margin for the three months ended September 30, 2004 was 52% compared to 68% for the three months ended September 30, 2003.

         Research and development for the three months ended September 30, 2004 decreased by $165,536 or 100.0% from $165,536 for the three months ended September 30, 2003 to $0 for the three months ended September 30, 2004. The decrease is principally due to a decrease in product development due to lack of funds to finance such activities.

         Payroll and related benefits for the three months ended September 30, 2004 decreased by $78,804 or 14.0% from $564,699 for the three months ended September 30, 2003 to $485,895 for the three months ended September 30, 2004. The decrease is a result of a reduction in personnel due to corporate downsizing in light of the reduction on revenue.

         General and administrative expenses for the three months ended September 30, 2004 increased by $735,503 or 77.4% from $950,454 for the three months ended September 30, 2003 to $1,685,957 for the three months ended September 30, 2004. The increase is primarily a result of a charge taken to earnings for the value of certain Series A preferred shares of $409,275 that were reallocated to certain members of the Company's senior management team.

         Interest expense for the three months ended September 30, 2004 increased by $3,283,502 or 3,252% from $100,959 for the three months ended September 30, 2003 to $3,384,461 for the three months ended September 30, 2004. The significant increase is due to the increase in debt, the amortization of debt issue costs of $188,814 and a charge to interest expense of $2,747,001 for the issuance of common stock and the reallocation of certain Series A preferred shares to related party investors as additional consideration for funding the company.


NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003.

         Our revenue for the nine months ended September 30, 2004 decreased by $1,481,879 or 30.5% from $4,864,600 for the nine months ended September 30, 2003 to $3,382,721 for the nine months ended September 30, 2004. The decrease is principally due the disposition of our retail stores in Las Vegas, Nevada in April 2003, a reduction in the glass products we sell our licensees and a reduction in our lease revenue due to licensees canceling their contracts in late 2003 and early 2004.

         Our cost of revenue for the nine months ended September 30, 2004 decreased by $661,408 or 29.4% from $2,253,737 for the nine months ended September 30, 2003 to $1,592,329 for the nine months ended September 30, 2004. The decrease is principally due to the decrease in revenue. Our gross margin for the nine months ended September 30, 2004 was 53% compared to 54% for the nine months ended September 30, 2003.

         Research and development for the nine months ended September 30, 2004 decreased by $216,554 or 100.0% from $216,554 for the nine months ended September 30, 2003 to $0 for the nine months ended September 30, 2004. The decrease is principally due to a decrease in product development due to lack of funds to finance such activities.

         Payroll and related benefits for the nine months ended September 30, 2004 decreased by $422,463 or 23.1% from $1,829,790 for the nine months ended September 30, 2003 to $1,407,327 for the nine months ended September 30, 2004. The decrease is a result of a reduction in personnel due to corporate downsizing in light of the reduction on revenue and a reduction in personnel in our retail sales staff as a result of the sale of our retail stores in Las Vegas in April 2003.

         General and administrative expenses for the nine months ended September 30, 2004 decreased by $1,620,041 or 32.1% from $5,047,470 for the nine months ended September 30, 2003 to $3,427,429 for the nine months ended September 30, 2004. The decrease is principally due to a reduction in legal fees associated with litigation with certain of our former officers in 2003, consulting fees and a reduction in general overhead due to corporate downsizing in light of the reduction in revenue. Included in general and administrative expenses for the nine months ended September 30, 2003 is $1,170,000, which is the valuation for 2,340,000 shares of our common stock issued for consulting services rendered. Also, for the nine months ended September 30, 2004 we took a charge taken to earnings for the value of certain Series A preferred shares of $409,275 that were reallocated to certain members of the Company's senior management team.

         Other expense, net for the nine months ended September 30, 2004 decreased by $525,672 from other expense of $501,200 for the nine months ended September 30, 2003 to other income of $24,472 for the nine months ended September 30, 2004. The significant decrease in other expense, net is the write off of our investment in Vitro Laser Gmbh of $500,000 in the second quarter of 2003.

         Interest expense for the nine months ended September 30, 2004 increased by $3,032,631 or 406% from $746,562 for the nine months ended September 30, 2003 to $3,779,193 for the nine months ended September 30, 2004. The significant increase is due to the increase in debt, the amortization of debt issue costs of $188,814 and a charge to interest expense of $2,747,001 for the issuance of common stock and the reallocation of certain Series A preferred shares to related party investors as additional consideration for funding the company. Included in interest expense for the nine months ended September 30, 2003 is $528,000 which is the valuation of 660,000 shares of our common stock issued as consideration to the lender for extending the repayment terms of a loan to us of $1,500,000.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had a working capital deficit of $1,939,067, as compared to $6,311,497 at December 31, 2003. We had cash and cash equivalents of $1,980,511 at September 30, 2004 as compared to cash and cash equivalents of $58,881 at December 31, 2003. The decrease in the working capital deficit and the increase in cash and cash equivalents is principally due to the restructuring of related party debt and the issuance of a $2,000,000 convertible promissory note to an unrelated third party. Our current cash on hand plus cash expected to be generated from operations will not be sufficient to sustain our current operations and service our outstanding debt for the next twelve months. We will need to issue debt or equity securities in order to service existing debt requirements and to sustain operations until such time that we can generate positive cash flow from our operations.

         During  the  nine  months  ended  September  30,  2004,  our  financing activities provided cash of $4,435,695, while our operating and investing activities used cash of $2,454,006 and $60,059, respectively. The cash used in operating activities was principally a result of the net loss we incurred. Our negative cash flow from operations was principally funded by borrowing additional amounts from a related party and the issuance of a $2,000,000 convertible promissory note to an unrelated third party.

         During the nine months ended September 30, 2004, we obtained $2,442,825 from advances from a related party and $2,000,000 from the issuance of a convertible promissory note to an unrelated third party.

         We recently restructured all of our related party debt as follows:

    o On July 21, 2004, we issued a convertible promissory note to Mr. John Woodward, our former President, in the amount of $1,824,000, which represents principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,279. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. We have agreed to register the shares issuable upon conversion of this note. We have determined that there is a beneficial feature associated with this convertible promissory note in the amount of $615,600. This amount will be amortized as financing costs over the term of the note.

    o On July 21, 2004, we issued a convertible promissory note to Mr. Kevin Ryan, our Chief Executive Officer, in the amount of $5,396,764, which represents (a) principal due on two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500, (c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note bears interest at 10% per annum and calls for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest will be added to the principal amount. Beginning on January 1, 2005, this note requires monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. In addition, we granted to Mr. Ryan a warrant to purchase 1,875,000 shares of our common stock. The exercise price is lesser of the average closing price of our common stock five business days immediately prior to the notice of exercise or $0.08. We have agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, we first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,625 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the note payable of $5,396,764 was proportionately allocated to the note and the warrants in the amounts of $5,203,330 and $193,434, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $3,188,488 and $2,014,842, respectively. The combined total discount is $2,208,276, and is being amortized over the term of the note.

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

         On September 23, 204, we issued a convertible promissory note to CMKXTREME.COM in the amount of $2,000,000. This note bears interest at 10% per annum and calls for monthly principal payments of $55,556 plus accrued interest beginning November 1, 2004 with any unpaid principal and interest due on October 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. In addition, we granted to CMKXTREME.COM a warrant to purchase 2,500,000 shares of our common stock. The exercise price is lesser of the average closing price of our common stock five business days immediately prior to the notice of exercise or $0.08. We have agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, we first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the convertible promissory note of $2,000,000 was proportionately allocated to the note and the warrants in the amounts of $1,818,182 and $181,818, respectively. The value of the note was then allocated between the note and the preferential conversion feature, which amounted to $1,636,364 and $181,818, respectively. The combined total discount is $363,636, and is being amortized over the term of the note.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

No change in legal proceedings from prior report.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 21, 2004, we issued 3,019,000 shares of our common stock to Kevin Ryan as additional consideration for the financing provided to the Company. We also granted Mr. Ryan a warrant to purchase 1,875,000 shares of our common stock, exercisable through July 21, 2011 at an exercise price equal to the lesser of the average closing price of our common stock five business days prior to notice of exercise or $0.08. These shares and the warrant were issued pursuant to
Section 4(2) of the Securities Act of 1933, as Mr. Ryan was deemed to be sophisticated with respect to the investment in the securities due to his financial condition and involvement in our business. A restrictive legend was placed on the stock certificate and warrant evidencing the securities issued in this transaction.

On September 23, 2004, we granted CMKXTREME.COM a warrant to purchase 2,500,000 shares of our common stock, exercisable through September 23, 2011 at an exercise price equal to the lesser of the average closing price of our common stock five business days prior to notice of exercise or $0.08. This warrant was issued pursuant to Section 4(2) of the Securities Act of 1933, as CMKXTREME.COM was deemed to be sophisticated with respect to the investment in the securities due to its financial condition and involvement in our business. A restrictive legend was placed on the warrant evidencing the securities issued in this transaction.

On July 21, 2004, we issued 250,000 shares each to Jerzy Speckman and Mathias Nowicki as consideration for services provided to the Company. These shares were valued at $53,500 and issued pursuant to Regulation S of the Securities Act of 1933. The shares were issued to non-U.S. Persons located outside the United States and no directed selling efforts were made in the United States.

No underwriters were used in connection with any of the transactions described above.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

(a)      Exhibits

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                           EXHIBIT
--------------------------------------------------------------------------------
   2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
   2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
   2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
   3.1        Articles of Incorporation of Crystalix Group International, Inc.
              (4)
--------------------------------------------------------------------------------
   3.2        Bylaws of Americabilia.com, Inc. (5)
--------------------------------------------------------------------------------
  10.1        Form of Master Equipment Lease and Software License Agreement (4)
--------------------------------------------------------------------------------
  10.2        Patent Sub-License Agreement, dated January 1, 2002, between
                    Laser Design International, LLC and Crystalix USA Group (4)
--------------------------------------------------------------------------------
  10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
  10.4 Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window & Door Company and Crystalix USA Group, and amendment thereto (4)
--------------------------------------------------------------------------------
  10.5 Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
  10.6        Promissory note to Kevin T. Ryan dated December 20, 2002 (4)
--------------------------------------------------------------------------------
  10.7        Promissory note to Kevin Ryan dated December 23, 2002 (4)
--------------------------------------------------------------------------------
  10.8        Bridge Loan Agreement dated October 21, 2003 (6)
--------------------------------------------------------------------------------
  10.9        Revolving Credit Agreement dated as of December 1, 2003 with Kevin
              Ryan (7)
--------------------------------------------------------------------------------
  10.10       Secured Promissory Note dated December 1, 2003 to Kevin Ryan (7)
--------------------------------------------------------------------------------
  10.11       Consulting Agreement made as of May 28, 2003 with McCary & Rood
              (7)
--------------------------------------------------------------------------------
  10.12 Irrevocable Proxy Coupled with an Interest granted to Ryan Capital Management, Inc. dated November 26, 2003 (7)
--------------------------------------------------------------------------------
  10.13 Settlement Agreement and Release between Crystalix Group International, Inc. and John S. Woodward dated July 21, 2004 (8)
--------------------------------------------------------------------------------
  10.14 Amended and Restated Convertible Promissory Note to John S. Woodward dated July 21, 2004 (8)
--------------------------------------------------------------------------------
  10.15 Settlement Agreement and Release among Crystalix Group International, Inc. Kevin T Ryan, Ryan Capital Management, Inc. and McCary & Rood dated July 21, 2004. (8)
--------------------------------------------------------------------------------
  10.16 Amended and Restated Convertible Promissory Note to Kevin T. Ryan dated July 21, 2004 (8)
--------------------------------------------------------------------------------
  10.17       Promissory Note to Ryan Capital Management, Inc. dated July 21,
              2004 (8)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.18       Promissory Note for $280,000 to McCary & Rood dated August 1, 2004
              (8)
--------------------------------------------------------------------------------
  10.19       Promissory Note for $214,037 to McCary & Rood dated August 1, 2004
              (8)
--------------------------------------------------------------------------------
  10.20 Warrant to Purchase Common Stock of Crystalix Group International, Inc. issued to Kevin T. Ryan (8)
--------------------------------------------------------------------------------
  10.21       Registration Rights Agreement (8)
--------------------------------------------------------------------------------
  10.22       Convertible Promissory Note to CMKXTREME.COM dated September 23,
              2004 (9)
--------------------------------------------------------------------------------
  10.23       Warrant to Purchase Common Stock issued to CMKXTREME.COM (9)
--------------------------------------------------------------------------------
  21.1        Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
  31.1        Rule 13a-14(a) Certification
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

---------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.
(7) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.
(8) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB/A for the quarter ended June 30, 2004.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed September 29, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CRYSTALIX GROUP INTERNATIONAL, INC.



November 12, 2004                    By:      /S/ KEVIN T. RYAN
                                        ----------------------------------------
                                          Kevin T. Ryan
                                          Chief Executive Officer



November 12, 2004                    By:      /S/ ROBERT J. MCDERMOTT
                                        ----------------------------------------
                                          Robert J. McDermott
                                          Chief Financial Officer