Form 10KSB
period 2004-12-31
CRYSTALIX GROUP INTERNATIONAL INC
filed 2005-04-15
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from __________________ to _________________

                         Commission file number: 0-29781

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                  NEVADA                                    65-0142472
(State or other jurisdiction of incorporation            (I.R.S. Employer
             or organization)                           Identification No.)

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

State issuer's revenues for its most recent fiscal year:  $4,628,674

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,796,255 AS OF MARCH 22, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 37,132,192 AS OF MARCH 22, 2005

Transitional Small Business Disclosure Format (Check one):    Yes    ; No  X
                                                                 ----    ----

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

         On December 15, 2002, we executed an agreement to acquire 50% of the ownership interest of Vitro Laser GmbH, a German corporation ("Vitro"), for consideration consisting of cash and the right to acquire shares of our common stock. Vitro manufactures laser-etching equipment used in the glassware industry. No formal agreements were consummated. We had advanced $500,000 to Vitro and have written this amount off during the fiscal year ended December 31, 2003 to other expense due to the uncertainty about successfully completing this acquisition. We sued Vitro and subsequently settled the litigation.

OUR PRODUCTS

         Our principal products are personalized three-dimensional engraved glass blocks that feature the facial image of one or more persons, custom three-dimensional images, and two-dimensional portraits, as well as the laser subsurface engraving equipment. We, through our wholly-owned subsidiary, Lazer-Tek Designs, are one of only two entities licensed under the patent governing subsurface decorative laser marking in crystal, glass, and other clear materials to produce and sell these products in the U.S. corporate market. Further, we are the only licensed company that manufactures its owns laser subsurface engraving equipment and that has the right to sublicense purchasers of this equipment.

         Our engraving process involves the use of a high-resolution digital camera, a laser image scanner, and a laser that is configured together by a standard desktop personal computer, using our proprietary software and a Windows operating system. The laser image scanner converts images from the digital camera, a customer's digital image, or a hard copy photograph into a two-dimensional digitally formatted image that will be engraved into the center of the glass block by the laser. The scanner processes the three-dimensional image from several angles to create a three-dimensional or two-dimensional digital model of the image and plots the points where the laser will be directed to engrave the image in the glass. The scanner and software generally complete the conversion process in 15 to 30 seconds. The glass block is then placed into the laser chamber for engraving. The engraving process generally takes a few minutes or less, depending on the number of images to be engraved, the degree of detail in the images, and whether titles, names, or other materials are to be added with the images.

         The image can be engraved into glass blocks of different sizes and shapes. The suggest retail price of the engraved glass ranges from $59 to $400, depending on the size of the glass block and number of images to be engraved, with a typical glass block retailing for $100 to $150. Engraved glass pieces for corporate customers carry suggest retail prices from $19 to as much as several thousands of dollars. We also offer a variety of accessories and bases on which to display the engraved glass blocks.

PRODUCT LINES

         There are numerous applications for our engraving system. We are currently focusing on the following product lines:
           o   two-dimensional portraits;
           o   corporate/award items;
           o   giftware;
           o   three-dimensional facial images;
           o   two-dimensional images;
           o   licensed images and logos;
           o   tabletop items; and
           o   gallery pieces.

DISTRIBUTION

         We sell our products
     o   to corporate distributors;
     o   to mass marketing organizations, such as QVC;
     o   through retail kiosks owned by us and by our independent distributors;
     o   through college catalogs and bookstores;
     o   through photo distributors and retail outlets; and
     o   through art galleries.

         PHOTO INDUSTRY. As of December 2004, we are producing our two-dimensional portrait products for a national portrait studio in over 900 of its stores. Entering 2005, we are in negotiations with other national portrait studios as the two-dimensional portrait demand continues to grow at a rapid pace. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. We believe our unique software platform allows companies to merge seamlessly photography and image data via the Internet, thus providing photographers of any size the ability to offer our product with little or no additional overhead.

         CORPORATE SALES. With the acquisition of Lazer-Tek and the presence of Crystalix USA at the promotional product industry trade shows, corporate application of our laser engraved products for awards, gifts and presentation has been growing steadily at 15-20% quarterly.

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

         RETAIL KIOSKS. The kiosks typically occupy no more than 120 square feet and can be operated by only one or two employees. As of December 31, 2004, the following kiosks were in operation by our independent distributors:

        ------------------------------------------------------------------------
        DATE OPENED                  LOCATION
        ------------------------------------------------------------------------
        March 2002                   DFS Galleria - Honolulu, Hawaii
        ------------------------------------------------------------------------
        May 2002                     Park Meadows Mall - Parker, Colorado
        ------------------------------------------------------------------------
        May 2002                     First Street Station - Rehoboth Beach,
                                     Delaware
        ------------------------------------------------------------------------
        May 2002                     Mall of America - Bloomington, Minnesota
        ------------------------------------------------------------------------
        June 2002                    Desert Passage, Aladdin - Las Vegas, Nevada
        ------------------------------------------------------------------------
        August 2002                  Tacoma Mall - Tacoma, Washington
        ------------------------------------------------------------------------
        September 2002               Dubai International Airport - Dubai, United
                                     Arab Emirates
        ------------------------------------------------------------------------
        November 2002                Fisherman's Wharf - Monterey, California
        ------------------------------------------------------------------------
        November 2002                1145 Prospect Street - La Jolla, California
        ------------------------------------------------------------------------
        November 2002                3rd Street Promenade - Santa Monica,
                                     California
        ------------------------------------------------------------------------
        November 2002                Disney Arribas - Orlando, Florida
        ------------------------------------------------------------------------
        November 2002                622 Royal Street - New Orleans, Louisiana
        ------------------------------------------------------------------------
        December 2002                Stratosphere Shops - Las Vegas, Nevada
        ------------------------------------------------------------------------
        December 2002                Beach Towers - Atlantis Paradise Island
                                     Resort, Nassau, Bahamas
        ------------------------------------------------------------------------
        February 2003                Crystalix of Henderson - Henderson, Nevada
        ------------------------------------------------------------------------
        February 2003                Harrah's Carnival Court - Las Vegas, Nevada
        ------------------------------------------------------------------------
        February 2003                Prudential Center Marketplace - Boston,
                                     Massachusetts
        ------------------------------------------------------------------------
        April 2003                   Chicago - Gurnee, Illinois
        ------------------------------------------------------------------------
        April 2003                   Harrahs - Laughlin, Nevada
        ------------------------------------------------------------------------
        April 2003                   Village Shops - Gatlinburg, Tennessee
        ------------------------------------------------------------------------
        November 2003                Bluewater - Greenhithe - Ken, United
                                     Kingdom
        ------------------------------------------------------------------------
        December 2003                Deira City Center - Dubai, United Arab
                                     Emirates
        ------------------------------------------------------------------------
        December 2003                The Square - Tallaght - Dublin, Ireland
        ------------------------------------------------------------------------
        December 2003                ABC Shopping Mall - Beirut, Lebanon
        ------------------------------------------------------------------------
        December 2003                Monte Casino - Johannesburg, South Africa
        ------------------------------------------------------------------------
        February 2004                OCBC Center  - Singapore, Singapore
        ------------------------------------------------------------------------
        February 2004                Marafi Building - Kuwait
        ------------------------------------------------------------------------
        May 2004                     Pacific Fair - Broadbeach - Queensland,
                                     Australia
        ------------------------------------------------------------------------
        June 2004                    Mid Summer Arcade - Central Milton
        ------------------------------------------------------------------------
        September 2004               The Grosvenor Shopping Center - Chester,
                                     United Kingdom
        ------------------------------------------------------------------------

We also had the following company-owned retail locations:

        ------------------------------------------------------------------------
        DATE OPENED                   LOCATION
        ------------------------------------------------------------------------
        November 2003                 Jervis Shopping Center - Dublin, Ireland
        ------------------------------------------------------------------------
        September 2004                Sony Center - Berlin, Germany
        ------------------------------------------------------------------------
        December 2004                 Blanchards Town - Dublin, Ireland
        ------------------------------------------------------------------------
        December 2004                 Harvey Norman Store - Dublin Ireland
        ------------------------------------------------------------------------


         INDEPENDENT DISTRIBUTORS. Through our software license, we grant our independent distributors a non-exclusive right to operate our laser engraving system during a specified term and any extensions thereof in an identified exclusive territory. We also make available to our independent distributors glass blanks, light bases, collection images, and related products from a pre-approved vendor or us to assure quality.

         In 2004, we paid royalties for many of our independent distributors that were not current with Norwood's licensing requirements, as a result of their neglecting to submit their quarterly royalty payments for the patent sub-license. These royalties were due for their sub-license of the patent on their laser-imaged optic glass sales. Our agreement with Norwood and subsequent right to grant sub-licenses to our distributors require us to submit royalties on all US independent distributor kiosk sales or to take action against them. We are currently re-negotiating licensing agreements to bring all independent distributors into compliance. All independent distributors are being asked to sign a new contract and comply with the royalty payments. While this failure to pay royalties has had a negative effect on our revenues in the short term, we believe this should be corrected by the middle of the second quarter, which is the target date to have all independent distributors under new contracts. Our independent distributors can extend the terms of their agreements if they are in good standing under the new lease/licensing agreements and reach a royalty settlement. We did not allow any new independent distributors in the United States during the restructuring period of 2004. A few of the affiliates may elect to not sign the new contract. It is anticipated that if we fail to renegotiate to the satisfaction of certain independent contractors, mediation or litigation may become necessary.

         COLLEGE CATALOGS AND BOOKSTORES. We manufacture certain licensed articles under the line name of "Collegiate Crystal". The line consists of laser reproductions of collegiate logos, mascots, buildings, and landmarks inside of high-quality glass cubes pursuant to orders from our collegiate distributor, Jardine Associates. We plan to expand this line by the end of the third quarter of 2005.

         INTERNATIONAL OPERATIONS. Crystalix USA formed a wholly owned subsidiary on October 24, 2002, Crystalix Imaging Limited, doing business as Crystalix Europe, to explore the marketability for corporate owned locations in the western European countries of Ireland, England and France. Through December 2004, Crystalix Europe opened locations in Dublin, Ireland, with independent distributors. These locations are being well received and we plan to open other locations worldwide. In addition, our production facility in Berlin, Germany, has a kiosk at the Sony Center, which has also been very well received and generated numerous inquiries for kiosk sales that will be pursued in 2005. Revenues from our international operations were approximately $990,612.

LASER EQUIPMENT

         Our laser systems consist of components purchased from outside vendors. We then configure these components with our proprietary software and make necessary adjustments to laser, mirrors, and electrical and computerized components as required. When the laser system is properly configured, we enclose the components with a customized casing and perform quality control tests on the system prior to release.

REVENUE COMPONENTS

         We have three major components of revenue:
   o product revenue, which includes both the sale of glass product and laser system machinery;
   o     lease revenues; and
   o     royalty revenues.

         In 2004 the product sales were virtually split between glass and machinery. We expect the machinery to become a much more significant portion of revenue as we sell our laser system into the U.S. market in 2005. Glass product sales will also increase, even though it will become a smaller percentage of product sales. As we enter into a full year of two-dimensional portrait studio production, we anticipate a large growth in this market. In the fourth quarter of 2004, two-dimensional portrait sales represented almost $250,000 of total revenues.

         Another major revenue component is lease revenues. This has been a major revenue component since all laser equipment was sold on a lease basis prior to 2004. Since most of these leases were 60-month leases from 2002 and 2003, we anticipate these revenues to still play a significant portion of our revenue for 2005.

         Royalty revenues should grow again in 2005 as we grow our independent distributor base within the U.S.

SUPPLIERS

         The equipment components for our laser engraving system are available from several suppliers. Currently, we use a high-resolution digital camera and laser image scanner, a laser that uses neodymium: yttrium aluminum garnet (Nd:YAG) as the material used for light emission, and a desktop personal computer. We had minimum purchase contracts with many of our equipment suppliers and are renegotiating our supplier contracts as we continue to seek better technology, pricing, and service. We currently do not have any significant vendor contracts.

         We have secured suppliers in China for our glass blocks, which are lead-free and arsenic-free. We believe that there are only a limited number of suppliers of glass that can meet our needs. We have identified two potential suppliers in the United States, several potential European suppliers, and one other Chinese supplier. The glass that we use has the following characteristics:

   o High transmittance and refraction of light throughout the visible and near infrared spectra;
   o   Extremely low bubble and inclusion content;
   o   Requires no special handling and has stable chemical properties;
   o   Capable of being precision-engraved using available laser technology; and
   o   Environmentally acceptable due to absence of lead and arsenic.

INTELLECTUAL PROPERTY

         PATENTS; LICENSES; ROYALTY AGREEMENTS. Our laser engraving system is derived in large part from patents held by others. Laser Design International, LLC ("LDI") had exclusive license rights to a family of patents which govern subsurface decorative laser marking in crystal, glass, and other clear materials. These patents were first filed in 1991 and have been issued in the US and almost every part of the world. LDI purchased the actual patents in February 2003, as opposed to having had only the exclusive rights to those patents previously. In addition, LDI has another US patent, which improves on the original claims and more specifically applies them to the use of the process for manufacture of decorative crystal and glass giftware. These patents cover both the process of manufacturing laser-etched crystal giftware, as well as the manufacturing machine and finished giftware products themselves.

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

         In February 1999, LDI and the Janesville Group, Ltd. granted Lazer-Tek a non-exclusive license for the manufacture and sale of decorative products for the specialty advertising, premium, and retail markets in the US, Canada, Mexico, the United Kingdom, Central America, South America, and the Caribbean. Lazer-Tek paid a royalty of 17% of net sales for annual sales of up to $500,000 and 20% of net sales for annual sales of $500,000 or more. This obligation was contracted to continue until April 27, 2010.

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

         Effective October 1, 2003, we entered into an amended and restated patent license agreement with LDI and Norwood, which superseded the February 1999 and October 2001 agreements described above. We now have a non-exclusive, non-transferable, royalty-bearing sub-license from LDI to make, use, offer for sale, and sell decorative products using the technology other than in the United States for a royalty of $3.00 per image. Norwood granted us a non-exclusive, non-transferable (other than reseller licenses to permitted resellers), revocable and royalty-bearing sub-license for the United States in the retail market segment. Norwood also granted Lazer-Tek a non-exclusive, non-transferable (other than reseller licenses to permitted resellers), revocable and royalty-bearing sub-license for the United States in the corporate market segment. All applications for a permitted reseller license must be approved by Norwood. We are required to pay Norwood royalty payments based on a percentage of 10% of net sales in the United States in the retail market and corporate market segments on a quarterly basis.

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

         We are currently negotiating with LDI to purchase its patents and anticipate completion of the negotiations by April 2005. The patents are an integral part of our business and will continue to be so through the duration of the patents, which is August 15, 2011.

         Lazer-Tek has an interest in US Patent No. 6,087,617 - computer graphics system for generating an image reproducible inside optically transparent material. Lazer-Tek has full rights to and possession of the patent, which is co-owned with Igor Troitski. The patent expires May 7, 2016.

         TRADEMARK AND TRADE NAME. In January 2003, we applied for federal trademark registration of Crystalix and the diamond logo (serial number 76/489692). As of the date of this report, such registration has not been obtained. We hold Nevada trademarks on the Crystalix name.

         Lazer-Tek has the following federally registered trademarks, which are effective for ten years from the date of registration:
           o   For "LTD" - No. 2,021,941 registered December 10, 1996
           o   For "Collegiate Crystal" - No. 2,504,803 registered November 6,
               2001
           o   For "Photocrystals" - No. 2,787,498 registered November 25, 2003

COMPETITION

         We compete generally with many other manufacturers and retailers in the giftware industry and specifically with those who offer personalized and engraved products. With regard to manufacturers of laser subsurface engraved optic glass items, we are aware of other competitors in the United States, but only a few that comply with the patents described above. Most of the competition has not received use of the patent rights and many are currently in mediation with the patent owner regarding alleged infringements. As described above, we, through our wholly-owned subsidiary, Lazer-Tek Designs, are one of only two entities licensed under the patent governing subsurface decorative laser marking in crystal, glass, and other clear materials to produce and sell these products in the U.S. corporate market. Further, we are the only licensed company that manufactures its owns laser subsurface engraving equipment and that has the right to sublicense purchasers of this equipment.

         There are several companies that offer laser subsurface engraved glass products for sale to the public. However, many only offer decorative glass pieces that are already engraved, as opposed to offering custom-engraved products. We believe that we compete favorably, due to the breadth of our product lines and methods of distribution.

         We believe that we compete on the basis of
            o   Image quality, definition and accuracy;
            o   Crystal quality;
            o   Crystal selection;
            o   Production/turnaround times;
            o   Retail location and accessibility; and
            o   Creativity with respect to the art image and glass shape.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2004 and 2003, we spent $nil and $397,067, respectively, on research and development activities.

GOVERNMENT REGULATION AND COMPLIANCE WITH ENVIRONMENTAL LAWS

         Our independent distributors and we are subject to the type of government regulation typically associated with the operation of retail locations. These regulations pertain to the safe operation of the retail space, wages and working conditions for employees, and the proper collection of various taxes. We do not believe that compliance with these regulations presents any unusual hardship or cost.

         Compliance with environmental laws generally does not affect our business.

EMPLOYEES

         As of December 31, 2004, we employed a total of 31 persons, of which 25 were full-time. None of our employees is covered by a collective bargaining agreement.

RISK FACTORS

         Due to the nature of our business and the present stage of development of our business, the following risk factors apply to our operations:

DUE TO OUR SUBSTANTIAL STOCKHOLDERS' DEFICIT AT DECEMBER 31, 2004, OPERATING LOSSES, AND WORKING CAPITAL DEFICIENCY, THE REPORT OF OUR AUDITOR CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         To date, we have not had profitable operations. We expect to continue to incur additional losses for the current year. We generated a net loss of $8,302,578 for the year ended December 31, 2004, and had a stockholders' deficit of $5,413,587 as of December 31, 2004. These conditions raise substantial doubt about our ability to continue as a going concern. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues and general and administrative expenses. We may never be able to achieve or sustain our revenue or profit goals.

WE HAVE A WORKING CAPITAL DEFICIENCY AND INSUFFICIENT CASH.

         At December 31, 2004, we had a working capital deficiency of $4,262,946. Accordingly, we are dependent upon external financing such as an offering of debt and/or equity securities or borrowing to continue operations. We estimate that we will require external financing of at least $1,000,000 within the next few weeks to complete the purchase of patent rights and an additional $2,000,000 during the next few months to finance the manufacture of equipment for resale and pay operating expenses. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year. If we cannot obtain at least $1,000,000 or obtain this amount within the next month, our cash needs will grow.

WE HAVE ONLY A LIMITED OPERATING HISTORY, WHICH MAKES IT DIFFICULT TO EVALUATE AN INVESTMENT IN OUR STOCK.

         An evaluation of our business will be difficult because we have a limited operating history. Crystalix has been in business since November 2001. We face a number of risks encountered by early-stage companies, including our need to develop infrastructure to support growth and expansion; our need to obtain long-term sources of financing; our need to establish our marketing, sales and support organizations, as well as our distribution channels; our need to manage expanding operations; and our dependence on technology which could become incompatible or out of date. Our business strategy may not be successful, and we may not successfully address these risks.

WE HAVE PLEDGED ALL OF OUR ASSETS TO OBTAIN OUTSIDE FINANCING, WHICH MAY IMPAIR OUR ABILITY TO OBTAIN ADDITIONAL FINANCING.

         Because of our historical inability to generate sufficient revenues, we rely upon external sources of financing to supplement our sales revenue. Since our inception in November 2001, we have financed our operations externally through the sale of our stock and by borrowing from various parties. We have pledged all of our assets to obtain these loans. Kevin Ryan, our largest shareholder and chief executive officer, has a first position on all of our assets. We will need financing to expand our operations and attain the growth goals of our business plan. Sources of external financing may include short-term loans from affiliates of our company, bank borrowings, joint ventures, and future debt and equity offerings. We cannot makes any assurances that debt financing will be available on acceptable terms, or at all, as prospective lender may not want to subordinate their debt to that of Mr. Ryan or to make unsecured loans. Any additional financing may result in dilution to our shareholders. Our failure to obtain external financing will have a material adverse effect on our results of operations and financial condition. If we cannot obtain external financing when needed, we may be forced to reduce the growth target of our business plan and/or curtail operations.

OUR CURRENT GROWTH STRATEGY IS DEPENDENT UPON OUR ABILITY TO OBTAIN AND SUPPORT INDEPENDENT DISTRIBUTORS AND TO SELL TO CORPORATE ACCOUNTS.

         Our growth is dependent upon our ability to obtain more independent distributors throughout the United States and in selected locations around the world to purchase laser machinery for a retail operation. To be successful, we need to be able to identify suitable partners, provide them with adequate training, and manage competently the infrastructure to support their efforts.

         Our growth is also dependent upon sales to corporate accounts. To be successful in this effort, we must be able to compete with other products in the image promotion industry.

         Our growth is also dependent on the development of the two-dimensional portrait photo industry. To be successful, we must continue to contract with national studio chains to carry our two-dimensional portrait products. We must also be able to grow our production facility to meet increased demand.

SINCE WE OPERATE IN THE GIFTWARE INDUSTRY, WE ARE AFFECTED BY ECONOMIC CONDITIONS AND CONSUMER TRENDS.

         Since we manufacture and market items that would be considered giftware, our success will depend upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates, and taxation. If existing economic conditions deteriorate, consumer spending may decline, thereby adversely affecting our business and results of operations.

         We must be able to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If we should miscalculate consumers' purchasing habits and tastes, we will not be able to compete against other gift products.

WE FACE COMPETITION FROM EXISTING AND POTENTIAL COMPETITORS.

         We face substantial competition in the glass subsurface engraving industry, as well as competition from others offering business opportunities. Due to our small size, it can be assumed that most if not all of our competitors have significantly greater financial, technical, marketing and other competitive resources. Many of our competitors and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, for example, to position themselves as being more experienced, having better products, and being more knowledgeable than us. To compete, we may be forced to offer lower prices and narrow our marketing focus, resulting in reduced revenues, if any. Additionally, we need to continue to pursue enforcement of the United States patent for the subsurface laser engraving process against the majority of our competition, which does not have license to use the patented process.

OUR SUCCESS AND ABILITY TO COMPETE DEPENDS UPON OUR ABILITY TO SECURE AND PROTECT OUR PROPRIETARY TECHNOLOGY.

         Our success depends on our ability to protect our proprietary technology. In the event that a third party misappropriates or infringes on our intellectual property, our business would be seriously harmed. Third parties may independently discover or invent competing technologies or reverse engineer our software. We expect that if we should successfully market franchises and licenses to use our software, competitors may attempt to duplicate our technology. Even if we were to obtain copyright protection on the software, we would still have to enforce our rights against those who might attempt to infringe on our intellectual property. Such enforcement efforts are likely to be expensive and time-consuming.

THE LOSS OF OUR OFFICERS AND DIRECTORS OR OUR FAILURE TO ATTRACT AND RETAIN ADDITIONAL PERSONNEL COULD ADVERSELY AFFECT OUR BUSINESS.

         Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors. Although we believe that we maintain a core group sufficient for us to effectively conduct our operations, the loss of any of our key personnel could, to varying degrees, have an adverse effect on our operations and system development. We do not currently maintain "key-man" life insurance on any of our executives or directors, and there is no contract in place assuring their services for any length of time. The loss of any one of them would have a material adverse affect on us. There can be no assurance that the services of any member of our management will remain available to us for any period of time, or that we will be able to enter into employment contracts with any of our management, or that any of our plans to reduce dependency upon key personnel will be successfully implemented.

         The knowledge and expertise of our officers and directors are critical to our operations. There is no guarantee that we will be able to retain our current officers and directors, or be able to hire suitable replacements in the event that some or all of our current management leave our company. In the event that we should lose key members of our staff, or if we are unable to find suitable replacements, we may not be able to maintain our business and might have to cease operations, in which case an investment in our stock could be lost.

DUE TO THE LIMITED PUBLIC MARKET FOR OUR COMMON STOCK, INVESTORS MAY EXPERIENCE A DECLINE IN THE SHARE PRICE OR HAVE DIFFICULTY IN SELLING THEIR SHARES.

         While our common stock trades on the OTC Bulletin Board, the market has been limited and volatile at times. For example, only 346,936 shares were traded during the month of February 2005. We cannot make any assurances that the public market for our common stock will continue to develop. If an active market for our common stock does not develop, the liquidity of an investment in our common stock may be limited, and the price of our common stock may decline below what was paid for it.

A LIMITED NUMBER OF STOCKHOLDERS WILL COLLECTIVELY CONTINUE TO OWN A MAJORITY OF OUR COMMON STOCK AND MAY ACT, OR PREVENT CERTAIN TYPES OF CORPORATE ACTIONS, TO THE DETRIMENT OF OTHER STOCKHOLDERS.

         As of March 22, 2005, our directors and officers own more than 39% of our outstanding common stock, excluding shares issuable as payment on outstanding notes and assuming that none of the preferred stock is converted into common stock and that none of the warrants is exercised. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

OUR COMMON STOCK IS SUBJECT TO PENNY STOCK REGULATION THAT MAY AFFECT THE LIQUIDITY FOR OUR COMMON STOCK.

         Our common stock is subject to regulations of the Securities and Exchange Commission relating to the market for penny stocks. These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability to sell our securities in the secondary market.

OUR ISSUANCE OF THE CONVERTIBLE NOTES AND WARRANTS COULD SUBSTANTIALLY DILUTE THE INTERESTS OF SHAREHOLDERS AND DEPRESS THE MARKET PRICE FOR OUR COMMON STOCK.

         The $9,220,764 in convertible notes we issued in July and September 2004 are convertible by the holders into shares of our common stock at any time prior to their maturity in 2007 at a conversion price of the lesser of the average closing price of our common stock immediately prior to conversion or $0.08, subject to adjustments for stock splits, stock dividends, stock combinations, and other similar transactions. In addition, we issued to the holders of convertible notes in July and September 2004 seven-year warrants entitling the warrant holders to purchase an aggregate of 4,375,000 shares of our common stock at an exercise price of $0.08 per share. Accordingly, our issuance of the convertible notes and warrants could substantially dilute the interests of our shareholders.

         We have filed a registration statement that covers the resale of 44,514,549 shares issuable as partial payment of principal and interest on the notes and the 4,375,000 shares issuable upon exercise of the warrants. If all of these shares are issued, the number of shares outstanding will increase from 37,132,192 to 86,021,741 and number of shares in the "public float," which was 15,145,431 as of March 24, 2005, would increase to 64,034,980. These increases could depress the market price for our common stock.

WE ARE OBLIGATED TO MAKE SIGNIFICANT PERIODIC PAYMENTS OF PRINCIPAL AND INTEREST UNDER OUR NOTES.

         At December 31, 2004, notes payable in the principal amount of $7,350,242, net of debt discounts, were due to Kevin Ryan, we are obligated to make monthly principal payments of $318,447 and accrued interest. If we at any time default on our payment obligations the creditors will have all rights available under the instrument, including acceleration, termination, and enforcement of security interests. Such security interests cover all of our assets and those of our subsidiaries.

FUTURE EQUITY TRANSACTIONS, INCLUDING EXERCISE OF OPTIONS OR WARRANTS, COULD RESULT IN DILUTION.

         From time to time, we sell restricted stock, warrants, and convertible debt to investors in private placements. Because the stock is restricted, the stock is sold at a greater discount to market prices compared to a public stock offering, and the exercise price of the warrants sometimes is at or even lower than market prices. These transactions cause dilution to existing stockholders. Also, from time to time, options are issued to officers, directors, or employees, with exercise prices equal to market. Exercise of in-the-money options and warrants will result in dilution to existing stockholders. The amount of dilution will depend on the spread between the market and exercise price, and the number of shares involved.

TRADING IN OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY BE LIMITED THEREBY MAKING IT MORE DIFFICULT FOR INVESTORS TO RESELL THEIR SHARES OF OUR COMMON STOCK.

         Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or NASDAQ, investors may have difficulty reselling any of their shares of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal offices are located at 5275 South Arville Street, Suite B-116, Las Vegas, Nevada 89118. We lease approximately 12,000 square feet within three centrally located buildings. We have recently renegotiated a new lease agreement to reduce rent costs, and are inquiring regarding the availability of more warehouse space in our current location.


ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

         On February 12, 2003, Vitro Laser Group USA, Inc. and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH ("Vitro") and us. The plaintiffs allege that Vitro and we wrongfully took two laser systems. We picked the laser systems up the request of the owner of the lasers, Vitro, and returned them to their possession. Neither our subsidiaries nor we used these lasers in our operations. The plaintiffs seek a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro and us from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. In addition, the plaintiffs seek from us exemplary damages for conversion of the equipment, statutory damages of $2,000 and attorneys' fees for theft of the laser systems, actual damages for unjust enrichment, and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro. With respect to Vitro, the plaintiffs seek exemplary damages for fraud, actual damages for negligent misrepresentation, actual damages and attorneys' fees for breach of contract, and actual damages for breach of fiduciary duty. Vitro asserts that it was not properly served and that it is not amenable to suit or service in the United States since it is a German company. We filed a special appearance in the lawsuit to contest the court's jurisdiction over it. The court found that the court had jurisdiction over us and we appealed that ruling. On March 19, 2005, the plaintiffs agreed to release and discharge all claims against for a payment of $5,000.

         In January 2005, Crystal Clear LLC filed a complaint, alleging that it was fraudulently induced to become a marketing affiliate of ours and breach of contract. The plaintiff seeks a judgment declaring that it was fraudulently induced to enter into the master equipment lease and software license agreement in October 2002, a rescission of the agreement, unspecified damages, interest, and costs. This action has been held in abeyance while negotiations are taking place to settle the matter.


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


         FISCAL QUARTER ENDING                       HIGH BID          LOW BID

         March 31, 2002..........................    $   0.37         $   0.17
         June 30, 2002............................   $   0.24         $   0.004
         September 30, 2002......................    $   0.06         $   0.02
         December 31, 2002.......................    $   1.50         $   0.02

         March 31, 2003..........................    $   0.97         $   0.55
         June 30, 2003...........................    $   0.91         $   0.21
         September 30, 2003......................    $   0.91         $   0.10
         December 31, 2003.......................    $   0.92         $   0.38

         March 31, 2004..........................    $   0.76         $   0.39
         June 30, 2004...........................    $   0.67         $   0.15
         September 30, 2004......................    $   0.28         $   0.07
         December 31, 2004.......................    $   0.24         $   0.09

         On March 22, 2005, the closing bid price for the common stock on the OTC Bulletin Board was $0.08.

HOLDERS

         As of March 22, 2005 there were 486 record holders of our common stock.

DIVIDENDS

         We have not paid any dividends on any of our shares. We have no present intention of paying dividends on any of our shares, as we anticipate that all available funds will be invested to finance the growth of our business.


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

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the year ended December 31, 2004 of $8,302,578, used cash for operating activities of $3,936,800 for the year ended December 31, 2004, and at December 31, 2004 had an accumulated deficit of $16,045,562 and a working capital deficit of $4,262,946. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence. We have recently re-negotiated the repayment term of certain debt and have issued a $2,000,000 convertible promissory note to an unrelated third party. In July 2004, we changed our senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believe that the new management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. Our discussion in "Plan of Operation" below details additional sales strategies to sustain operations.

         During the year ended December 31, 2004, we have significantly reduced our overhead expenses while maintaining our manufacturing facilities and equipment. We have eliminated non-critical personnel and expenditures, frozen wages and marketing expenditures, reduced travel and renegotiated leases. We believe we can grow revenues during the next twelve months without a significant increase to overhead. We have already begun selling our new laser machinery and have the current capacity to produce up to 36 units annually without any increases in overhead. We also have several internal machines currently operating under capacity that will allow us to increase sales of imaged glass with a minimal increase in overhead expenses. We also believe the impending patent litigation against the alleged infringers will increase our revenues as violators leave the industry and reduce competition.

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

         LEASE REVENUE. We previously entered into licensing agreements to lease our laser equipment and our licensed laser inscription technology to individuals and businesses that open retail establishments to sell laser inscribed glass products. The terms of these licensing agreements are typically for five years. The lease payments were generally paid in one or two installments upon signing the agreement and we recognize lease revenue ratably over the term of the contract.

         MACHINE SALES. Laser equipment is no longer leased, but rather sold to our independent distributors/retailers in three installment payments as follows:
40% upon order, 40% prior to delivery, and 20% upon completion of installation of equipment at the retail location. We retain ownership of the proprietary software and license use of the software to the distributor/retailer for a monthly fee, which is normally $500.

         PRODUCT SALES. Revenue from the sale of laser inscribed products is recognized when title to the products is transferred to the customer, which is point of sale at retail locations or customer acceptance for custom-designed products, and only when no further contingencies or material performance obligations are warranted. Revenue from the sale of glass cube products is recognized when title to the products is transferred to the distributor/retailer, which is upon shipment, and only when no further contingencies or material performance obligations are warranted.

         ROYALTY REVENUE. We recognize royalty revenue from licensing our technology only when earned with no further contingences or material performance obligations are warranted.

         DEFERRED REVENUE. Deferred revenue represents amounts received as non-refundable payments upon the signing of the contract and delivery of the laser system unit, for which revenue will be recognized over the term of the license period. Deposits received from potential customers, who have not yet received the laser system units, are accounted as refundable customer deposits on the balance sheet.

         STOCK-BASED TRANSACTIONS. Shares of our common stock issued for services, compensation or financing costs is valued at the market value of our common stock at the date of issuance.

         INTANGIBLE ASSETS. Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the assets.

RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 2004 COMPARED TO DECEMBER 31, 2003. Our net revenues are derived from product sales, lease revenue, and royalty revenue.

         PRODUCT SALES. We generate product sales through the sale of engraved glass products to customers in our retail kiosks, to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our product sales revenue for the year ended December 31, 2004 decreased by $835,462 or 19.7% from $4,233,846 for the year ended December 31, 2003 to $3,398,384 for the year ended December 31, 2004. The decrease is principally due the disposition of our retail stores in Las Vegas, Nevada in April 2003 that generated sales of approximately $186,000 during the first four months of 2003 and a reduction in the glass products we sell our licensees due to the closing of certain licensee locations during the latter half of 2003 and 2004. These decreases were offset by an increase of approximately $172,000 in corporate product sales.

         The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue for product sales also decreased by $1,076,298 or 39.6% from $2,719,153 for 2003 to $1,642,855 for 2004. The decrease is due to the decrease in product sales, but also due to a shift in selling higher margin products, such as our corporate gift/promotional lines, resulting in an increase in our gross margin from 35.8% in 2003 to 51.7% in 2004.

         LEASE REVENUE. We receive lease revenues from our independent distributors under the terms of master equipment leases they have executed with us. Our lease revenue for the year ended December 31, 2004 decreased by $615,001 or 35.4% from $1,739,538 for the year ended December 31, 2003 to $1,124,537 for the year ended December 31, 2004. The reduction in our lease revenue is due to ten licensees canceling their contracts in late 2003 and early 2004 and the temporary cessation of machine sales in the U.S. market in 2004. The licensee contracts were cancelled at the request of the licensees. The requests for cancellation were granted based on the financial condition of the licensees and their inability to continue to run a viable business enterprise. Management believes that up to five licensees could cease operations during the next twelve months. Due to the negotiations with current distributors and disputes regarding their individual receivable balance, we have allowed for potential uncollectibility of these disputed amounts, totaling approximately 43% of our total receivables BALANCE. Most of these amounts in disputed arose prior to our new management team taking over the operations of the company. Since most of these amounts are 1 to 2 years old, we have deemed them uncollectible and have established an allowance for uncollectible accounts.

         The lease cost of revenue consists primarily of the amortization of property, plant, and equipment, including the direct personnel costs and direct product costs associated with the assembly of the leased equipment. Our cost of lease revenue also decreased by $314,681 or 43.1% from $730,490 for 2003 to $415,809 for 2004 due to a decrease in lease revenue. Our gross margin increased from 58.0% in 2003 to 63.0% in 2004 due to lower assembly costs for new leased equipment since we did not enter into any new agreements with independent distributors in 2004.

         ROYALTY REVENUE. We receive royalty revenues from our independent distributors under the terms of master equipment leases and software license agreements they have executed with us. Our royalty revenue for the year ended December 31, 2004 decreased by $285,368 or 73.0% from $391,121 for the year ended December 31, 2003 to $105,753 for the year ended December 31, 2004. The reduction in our royalty revenue is due to the cancellation of licensee contracts and temporary cessation of machine sales as described above and a reduction of sales subject to royalties generated by our independent distributors.

         Royalty cost of revenue consists of the royalty payments we make to Laser Design International for the license rights on the patent protecting the laser imaging process. Our cost of royalty revenue decreased by $341,948 or 84.8% from $403,064 for 2003 to $61,116 for 2004. The decrease is principally due to the cancellation of licensee contracts and temporary cessation of machine sales as described above and a reduction of sales subject to royalties. Accordingly, we did not have a gross margin for 2003, but had a gross margin of 42.2% for 2004.

         Research and development for the year ended December 31, 2004 decreased by $397,067 or 100.0% from $397,067 for the year ended December 31, 2003 to $0 for the year ended December 31, 2004. The decrease is principally due to lack of funds to finance such activities including the completion of our new laser system.

         Payroll and related benefits for the year ended December 31, 2004 decreased by $590,698 or 23.4% from $2,525,318 for the year ended December 31, 2003 to $1,934,620 for the year ended December 31, 2004. The decrease is a result of a reduction in personnel due to corporate downsizing in light of the reduction on revenue and a reduction in personnel in our retail sales staff as a result of the sale of our retail stores in Las Vegas in April 2003.

         General and administrative expenses for the year ended December 31, 2004 decreased by $811,291 or 15.6% from $5,187,854 for the year ended December 31, 2003 to $4,376,563 for the year ended December 31, 2004. The decrease is principally due to a reduction in legal fees associated with litigation with certain of our former officers in 2003, consulting fees and a reduction in general overhead due to corporate downsizing in light of the reduction in revenue. Included in general and administrative expenses for the year ended December 31, 2003 is $1,345,000, which is the valuation for 2,590,000 shares of our common stock issued for management consulting services rendered. Also, for the year ended December 31, 2004 we took a charge taken to earnings for the value of certain Series A preferred shares of $462,775 that were reallocated to certain members of the Company's senior management team.

         Impairment expense for the year ended December 31, 2004 decreased by $186,898 or 46.8% from $399,113 for the year ended December 31, 2003 to $212,215 for the year ended December 31, 2004. The 2004 expenses were comprised of a write down of capitalized software costs of $176,052 and website development costs of $36,163. The 2003 expenses were comprised of a write down of certain property and equipment of $243,893 and our customer list and relationships of $155,220.

         During the year ended December 31, 2003, we wrote off our investment in Vitro Laser Gmbh of $500,000. We had originally paid Vitro an advance of $500,000 that was to be applied to the purchase price of that company. In accordance with the legal settlement on November 14, 2003, we allowed Vitro to retain the advance.

         Other expense, net for the year ended December 31, 2004 decreased by $49,809 from other expense of $27,309 for the year ended December 31, 2003 to other income of $22,500 for the year ended December 31, 2004.

         Interest expense for the year ended December 31, 2004 increased by $3,402,096 or 374% from $908,478 for the year ended December 31, 2003 to $4,310,574 for the year ended December 31, 2004. The significant increase is due to the increase in debt, the amortization of debt issue costs of $460,816 and a charge to interest expense of $2,747,011 for the issuance of common stock and the reallocation of certain Series A preferred shares to Kevin Ryan and John Woodward as additional consideration for funding the company. Included in interest expense for the year ended December 31, 2003 is $528,000, which is the valuation of 660,000 shares of our common stock issued as consideration to John Woodward for extending the repayment terms of a loan to us of $1,500,000.

LIQUIDITY AND CAPITAL RESOURCES

         AS OF DECEMBER 31, 2004. At December 31, 2004, we had a working capital deficit of $4,262,946, as compared to $6,311,497 at December 31, 2003. We had cash and cash equivalents of $270,024 at December 31, 2004 as compared to cash and cash equivalents of $58,881 at December 31, 2003. The decrease in the working capital deficit is principally due to the restructuring of related party debt and the issuance of a $2,000,000 convertible promissory note to CMKXTREME.COM (also DBA CMKXTREME, Inc.), an unrelated third party.

         Our current cash on hand plus cash expected to be generated from operations will not be sufficient to sustain our current operations and service our outstanding debt for the next twelve months. In order to meet our short-term cash needs, we will need to issue debt or equity securities of at least $3,000,000 in order to service existing debt requirements and to sustain operations until such time that we can generate positive cash flow from our operations. If we can obtain financing to meet these short-term needs, then we should be able to generate a positive cash flow in the long-term from the sales generated from the machinery that would be manufactured using funds received from the financing. In the first quarter of 2005, we have introduced our new retail machine within the U.S. market and are taking deposits on their delivery. Two machines were sold in February. The sale of these machines will provide operating capital necessary to meet overhead and to buy parts for the manufacture of additional retail machines. Glass orders are also growing as we penetrate the promotional product industry. Additional capital will be necessary to close on the purchase of LDI and also purchase components for the manufacture of production machines to sell and use internally. As of March 13, 2005, we have received a verbal commitment for the investment in capital of a minimum of $1,000,000. This amount would be sufficient to close on the LDI purchase and begin manufacturing machines for resale. An additional $2,000,000 would be required during the next few months to finance the mass manufacture of equipment for resale and pay off some operating expenses. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year.

         During the year ended December 31, 2004, our financing activities provided cash of $4,345,695, while our operating and investing activities used cash of $3,936,800 and $198,347, respectively. The cash used in operating activities was principally a result of the net loss we incurred. Our negative cash flow from operations was principally funded by borrowing additional amounts from a related party, Kevin Ryan, and the issuance of a $2,000,000 convertible promissory note to CMKXTREME.COM.

         During the year ended December 31, 2004, we obtained $2,452,825 from advances from a related party, Kevin Ryan, and $2,000,000 from the issuance of a convertible promissory note to an unrelated third party, CMKXTREME.COM.

         We recently restructured all of our related party debt as follows:

   o On July 21, 2004, we issued a convertible promissory note to Mr. John Woodward, our former President, in the amount of $1,824,000, which represents principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,279. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. We have agreed to register the shares issuable upon conversion of this note. We have determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $615,600. This amount will be amortized as financing costs over the term of the note. This note is secured by all of our assets, subordinated to Mr. Ryan's secured position. The note is in default on certain interest payments, but the default provisions have been waived by the holder for the next year. The effective interest rate on this promissory note is approximately 21%.

   o On July 21, 2004, we issued a convertible promissory note to Mr. Kevin Ryan, our Chief Executive Officer, in the amount of $5,396,764, which represents (a) principal due on two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500, (c) principal due under an additional note payable in the amount of $1,500,000 and
         (d) accrued interest on the above mention obligations in the amount of $267,584. This note bears interest at 10% per annum and calls for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest will be added to the principal amount. Beginning on January 1, 2005, this note requires monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. In addition, we granted to Mr. Ryan a warrant to purchase 1,875,000 shares of our common stock. The exercise price is $0.08 per share and may be exercised by the holder at any time prior to July 21, 2011. The warrants also include a cashless exercise feature that allows the holder to pay the exercise price by surrendering a sufficient number of warrants to pay for the exercise price of the warrants being exercised as follows: warrants to be surrendered equals the total exercise price of warrants being exercised divided by the fair value of our common stock at the date of exercise. We have agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, we first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,625 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the note payable of $5,396,764 was proportionately allocated to the note and the warrants in the amounts of $5,203,330 and $193,434, respectively. The value of the note was then allocated between the note and the beneficial conversion feature, which amounted to $3,188,488 and $2,014,842, respectively. The combined total discount is $2,208,276, and is being amortized over the term of the note. This note is secured by all of our assets. The note is in default on certain principal and interest payments, but the default provisions have been waived by the holder for the next year. The effective interest rate on this promissory note is approximately 24%.

   o On July 21, 2004, we issued a promissory note to Ryan Capital Management, Inc. (this company is controlled by Kevin Ryan) in the amount of $452,137, which represents principal due on a previously issued note payable in the amount of $400,000 plus accrued interest in the amount of $52,137. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $37,902 plus accrued interest with any unpaid principal and interest due on December 1, 2005. This note is secured by all of our assets. The note is in default on certain interest payments, but the default provisions have been waived by the holder for the next year.

   o On August 1, 2004, we issued a promissory note to McCary & Rood (this company is controlled by Kevin Ryan) in the amount of $280,000, which represents past due consulting fees under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on May 1, 2005. This note is secured by all of our assets. The note is in default on certain principal payments, but the default provisions have been waived by the holder for the next year.

   o On August 1, 2004, we issued a promissory note to McCary & Rood in the amount of $214,037, which represents past due reimbursable expenses under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on March 1, 2005. This note is secured by all of our assets. The note is in default on certain principal payments, but the default provisions have been waived by the holder for the next year.

   o On September 23, 2004, we issued a convertible promissory note to CMKXTREME.COM in the amount of $2,000,000. This note bears interest at 10% per annum and calls for monthly principal payments of $83,333 plus accrued interest beginning November 1, 2004 with any unpaid principal and interest due on October 1, 2006. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. In addition, we granted to CMKXTREME.COM a warrant to purchase 2,500,000 shares of our common stock. The exercise price is $0.08 per share and may be exercised by the holder at any time prior to September 23, 2011. The warrants also include a cashless exercise feature that allows the holder to pay the exercise price by surrendering a sufficient number of warrants to pay for the exercise price of the warrants being exercised as follows: warrants to be surrendered equals the total exercise price of warrants being exercised divided by the fair value of our common stock at the date of exercise. We have agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, we first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the convertible promissory note of $2,000,000 was proportionately allocated to the note and the warrants in the amounts of $1,818,182 and $181,818, respectively. The value of the note was then allocated between the note and the beneficial conversion feature, which amounted to $1,636,364 and $181,818, respectively. The combined total discount is $363,636, and is being amortized over the term of the note. This note is secured by all of our assets, subordinated to Mr. Ryan's secured position. The note is in default on certain principal and interest payments, but the default provisions have been waived by the holder for the next year. The effective interest rate on this promissory note is approximately 19%.

         The obligations owed to Kevin Ryan and his entities are secured by a pledge of all our assets, under the terms of a security agreement dating back to December 2002. Mr. Ryan obtained a Writ of Possession in May 2003, as a result of his enforcement of the security agreement. Under the terms of a settlement agreement reached in July 2004, we entered into the notes described above with Mr. Ryan and his entities and agreed that these obligations would continue to be secured by the pledge of assets contained in the security agreement. Mr. Ryan dismissed the legal proceeding through which he obtained the Writ of Possession. Mr. Woodward's note is also secured by the same security agreement.

         In addition, on July 21, 2004, we issued 3,019,000 shares of our common stock to Kevin Ryan as additional consideration for the financing provided to us. Also, certain holders of our Series A preferred stock reallocated 2,647,900 of their shares to Kevin Ryan and John Woodward and senior members of our management team as an inducement to investors to restructure their notes and as an inducement to management to remain with the company. We will take a charge to financing costs and compensation expense of $2,747,011 and $409,275, respectively, related to the issuance and reallocation of these common and preferred shares.

PLAN OF OPERATION

         We believe that we have positioned Crystalix to become a leader in the sub-surfaced glass etching industry, now that our reorganization is almost complete. Our management has developed a plan of operation for 2005. In our Las Vegas corporate headquarters, we have put into place officers and department heads bringing various areas of expertise to design and implement our plan of operation.

         Our sales push began in 2005 at the Promotional Product Industry Convention, where our goal is to increase sales in the corporate and promotional lines. The two-dimensional portrait line is growing rapidly as we have just closed on our first Christmas season producing two-dimensional portraits for a national portrait studio in over 900 of its stores. Entering 2005, we are in negotiations with other national portrait studios as the two-dimensional portrait demand continues to grow at a rapid pace.

         As a result of not marketing retail laser engraving equipment in the United States in 2004, we have accumulated numerous inquiries for new independent distributorships and aggressively resumed negotiations in the first quarter of 2005 to sell the laser engraving equipment in the United States. We expect to start delivering units with the United States market by the beginning of the second quarter of 2005. We have a sales office in Dublin, Ireland, that sold the new laser equipment within Europe during 2004 and intend to accelerate that pace this year. We believe that this sales effort should have an immediate positive impact on revenues and cash flow as early as the end of the first quarter of 2005.

         The production facility based in Berlin, Germany, had finalized the research and development of the new machine in 2003 and we began producing and selling the new laser equipment in 2004. First quarter estimates are for the production of three new machines, for which all should have a sales commitment by April 2005. The production should then increase to five machines per month for the second quarter, with anticipated demand for all machines within the same quarter. We have set the same sales targets for the last two quarters of 2005. We believe there is worldwide demand for the machines greater than current production capacity. Accordingly, we will continue to seek outside financing to increase production capacity while machine and glass sales continue to move us towards financial stability and growth within the current structure.

         We plan to initiate a second phase of our independent distributors program. For a reduced fee, we will sell a satellite laser system to a satellite partner, consisting of a three-dimensional scanner/camera and computer workstation. We will offer an optional sales booth and display counter. Instead of producing the glass products at the retail location, a satellite partner would scan a customer's facial image, e-mail the image and order information to us, and allow us to produce the actual glass product. The satellite partner would pay us a software-licensing fee of 10% of gross sales and a facial image production fee. In addition, a satellite partner would have the option to purchase corporate awards, wedding, and giftware items at wholesale prices for resale to the public.

         We have secured direct glass suppliers in China, which should help reduce glass and component costs. With the completion of the new laser-engraving machine, we expect expenses to decrease in 2005 and our production efficiencies to increase and lead to a lower cost of manufacturing the machine. Negotiations are in progress with major component suppliers, which should result in quantity discounts on purchases. Accordingly, we expect cost of goods sold to decrease as a percentage of sales in both glass and machine segments.

FORWARD-LOOKING STATEMENTS

         Certain statements in this Annual Report on Form 10-KSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, (1) risks pertaining to implementation of our proposed expansion of our distribution network; (2) competitive pressures in the giftware industry;
(3) disputes or claims regarding the company's proprietary rights to its software and intellectual property; (4) acceptance of our products by corporate customers; (5) costs of desirable retail locations; (6) availability of suitable optic glass and laser equipment components; (7) general economic and business conditions; (8) ability to successfully integrate acquired operations; and (9) other factors over which we have little or no control. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On May 10, 2004, our directors approved the election of De Joya & Company to audit the financial statements for the fiscal year ended December 31, 2004. Also on May 10, 2004, we dismissed the former accountants, Stonefield Josephson, Inc. The decision to change auditors was based upon financial considerations. Our board of directors recommended De Joya & Company. During the two most recent fiscal years and the subsequent interim period, neither we nor anyone on our behalf consulted De Joya & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements. We did not receive, and De Joya & Company did not provide, any written or oral advice that was an important factor in reaching a decision as to an accounting, auditing or financial reporting issue prior to its engagement by us.

         Stonefield Josephson, Inc. had audited our financial statements for each of the last two fiscal years ended December 31, 2003. The report of Stonefield Josephson, Inc. did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except as follows:

         The audit report of Stonefield Josephson, Inc. on our financial statements as of and for the fiscal year ended December 31, 2003 contained a separate paragraph stating:

         "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $7,433,341, used cash for operations of $1,170,778 in the year ended December 31, 2003, is a party to various litigation, has a stockholders' deficit of $3,382,628 as of December 31, 2003 and has a working capital deficit of $6,311,497 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
         Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During the two most recent fiscal years and the subsequent interim period through May 10, 2004, there were no disagreements with Stonefield Josephson, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Stonefield Josephson, Inc., would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         There were no other "reportable events" as that term is described in
Item 304a(1)(v) of Regulation S-K occurring within our two most recent fiscal years and the subsequent interim period ending May 10, 2004.

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


ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers, directors, and key employees are:

        NAME                       AGE     POSITION

        Kevin T. Ryan               54     Chief Executive Officer and Director

        Doug Lee                    40     President

        Rainer Eissing              47     Chief Technical Officer and Director

        Robert McDermott            59     Executive Vice President, Treasurer,
                                           Chief Financial Officer and Director

        Oswaldus Van Dam            47     Director of Technical Operations,
                                           Assistant Secretary and Director

        Patty Hill                  46     Corporate Secretary, Vice President
                                           Finance and Administration and
                                           Controller

        John Lais                   49     Vice President Sales and Chief
                                           Marketing Officer

        Marc Janssens               49     Director

        John S. Woodward            52     Director

         Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

KEVIN T. RYAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR

         Mr. Ryan was the president of Lazer-Tek Designs from February 2002 until its acquisition by us in December 2002. He became our president and chief executive officer and a director in July 2004 and then resigned as president in January 2005. Since January 1998, he has served as president of Ryan Capital Management and Charan Industries, Inc., Westbury, New York. Charan Industries, Inc. is currently involved in construction and redevelopment, product line development for coin-operated games and the food and beverage industry, and special situations in hotel and marina operations. From 1992 to 1996, Mr. Ryan was the president of Bowling Corporation of America, a subsidiary of Charan. During that period, Charan's bowling, leisure, and gaming activities accounted for 80% of Charan's corporate sales and had 4,000 full and part-time employees. In 1996, Bowling Corporation of America was sold to AMF, Inc. Mr. Ryan also serves as president of McCary & Rood, an international trading company, since January 1999.

DOUG LEE, PRESIDENT

         In January 2005, Mr. Lee was elected as president to succeed Mr. Ryan. Immediately prior to his election, he was our executive vice president and director of operations. Mr. Lee joined us in December 2002, when we acquired Lazer-Tek Designs. Mr. Lee served as executive vice president for Lazer-Tek Designs from November 1999 to the acquisition date, where he managed operations and directed marketing and sales. In the 1990's, he founded TD Sports, which organized training camps sponsored by corporations in the Midwest. He is a frequent motivational speaker and has extensive experience in the media. Since 1988, he has co-hosted a National Football League radio show, as well as served as color commentator for several professional and collegiate sporting events. Mr. Lee also served as an advisor during the National Basketball Association collective bargaining agreement in the mid 1990's. He has been the co-owner of Springboard Agency, a web and marketing company based in Dallas, Texas, since June 2004. Mr. Lee was involved in professional basketball from 1988 to 2000 as a player and consultant. He played in the National Basketball Association and several teams in Europe, as well as Israel and Japan. He has served on several boards including Fellowship of Christian Athletes of Nevada from 2001 to 2002, and is currently serving a second 4-year term on the advisory council for Purdue University. Mr. Lee attended Texas A&M University and Purdue University where he received a BS in RHI Business with "Big Ten" Academic Honors.

RAINER EISSING, CHIEF TECHNICAL OFFICER AND DIRECTOR

         Mr. Eissing has been our executive vice president and chief technical officer since July 2004. He previously served as chairman of the board of directors and chief executive officer from October 2002 to July 2004. He has been a director since October 2002. He is the developer of the 3-D software and the laser unit used by Crystalix. Mr. Eissing founded Crystalix USA in 2001 and Crystalix GmbH Berlin in 1997 and has served as the chief executive officer of both companies since their inception. Mr. Eissing was a founder of EWS Rainer Eissing, a German laser development company that has provided consulting services to electronic manufacturers since 1994. Mr. Eissing is the holder of four patents, including two German patents involving our technology. Mr. Eissing received a degree in electrical engineering from the TU Institute of Electro Technical Engineering in Berlin, Germany. Mr. Eissing has not served for any directorships in any other reporting companies.

ROBERT MCDERMOTT, EXECUTIVE VICE PRESIDENT, TREASURER, CHIEF FINANCIAL OFFICER AND DIRECTOR

         Mr. McDermott has been our executive vice president, treasurer, chief financial officer, and a director since July 2004. As the chief financial officer of Charan Industries, Inc. and/or Ryan Capital Management since April 4, 1977, he has been involved in all of the business ventures of those companies for over 25 years. Mr. McDermott is a certified public accountant and brings both domestic and international finance expertise to our company.

OSWALDUS ("EDGAR") VAN DAM, DIRECTOR OF TECHNICAL OPERATIONS, ASSISTANT SECRETARY, DIRECTOR OF TECHNICAL OPERATIONS AND DIRECTOR

         Mr. Van Dam has been a director since February 2003 and the vice president and assistant secretary since July 2004. He served as the director of technical operations of Crystalix USA from July 2002 and now serves in that capacity for us. In 1989, Mr. Van Dam founded Van Dam European, an automobile dealership located in San Francisco, California. He served as its general manager until joining Crystalix USA in 2002. Mr. Van Dam has not served as a director for any other reporting companies.

PATTY HILL, CORPORATE SECRETARY, VICE PRESIDENT FINANCE AND ADMINISTRATION AND CONTROLLER

Ms. Hill has been the controller of Lazer-Tek since October 2002 and became our controller in December 2002. She became our corporate secretary and vice president finance and administration in July 2004. From November 2000 to April 2002, she was the controller for 1st National Processing, Inc., a credit card processing company in Las Vegas, Nevada, where she was responsible for development, implementation, and management of internal accounting for that company. Ms. Hill was the controller for Forefront, Inc., a multinational software corporation in Clearwater, Florida, from January 1997 to September 2000. From July 1994 to November 1996, she was the assistant business manager for Citicaster, Inc./WTSP-TV in St. Petersburg, Florida. From May 1986 to May 1994, she worked for companies in St. Paul, Minnesota, in management accounting. Ms. Hill received a bachelor of science degree as an accounting major from the University of Minnesota School of Management.

JOHN LAIS, VICE PRESIDENT SALES AND CHIEF MARKETING OFFICER

         Mr. Lais has been our vice president sales and chief marketing officer since July 2004. He manages our sales, marketing, advertising, and licensing efforts for our domestic and worldwide efforts. From October 2003 to July 2004, Mr. Lais was the chief marketing officer for Lazer-Tek Designs. From July 2002 to October 2003, Mr. Lais was executive vice president of business development, licensing and sponsorships for TicToc, a division of Omnicom Group Inc. in Dallas, Texas. During the period from August 2001 to July 2002, Mr. Lais provided sales and management consulting services independently in Dallas, Texas. He was senior vice president of business development for HALO Industries, Dallas, Texas, from February 2001 through August 2001. From June 1989 through January 2001, he was founded and president of Image Marketing, a sales promotion and marketing company located in Dallas, Texas. Mr. Lais received a bachelor of science degree in kinesiology and physical education from Pepperdine University in 1979.

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

JOHN S. WOODWARD, DIRECTOR

         Mr. Woodward became a director in February 2003 and served as our president from April 2003 to July 2004. Mr. Woodward is a semi-retired estate planning attorney, and has been licensed in California since 1980. He joined Crystalix USA in the spring of 2002 as a partner in one of the company-owned locations at the Forum Shops at Caesars Palace in Las Vegas, Nevada. Mr. Woodward received a degree in psychology from the University of Southern California and his law degree from Southwestern School of Law. He participates on boards of many foundations and charitable organizations and consults to a limited number of clients.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2004, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

--------------------------------------------------------------------------------------------------------------------
REPORTING PERSON                                    DATE REPORT DUE                       DATE REPORT FILED
--------------------------------------------------------------------------------------------------------------------
John S. Woodward                                       02/14/04                               02/24/04
--------------------------------------------------------------------------------------------------------------------
Rainer Eissing                                         04/06/04                               04/28/04
--------------------------------------------------------------------------------------------------------------------
Robert McDermott                                       07/30/04                               09/23/04
--------------------------------------------------------------------------------------------------------------------
Kevin Ryan                                             07/23/04                               09/23/04
--------------------------------------------------------------------------------------------------------------------
Kevin Ryan                                             07/30/04                               09/23/04
--------------------------------------------------------------------------------------------------------------------
Kevin Ryan                                             08/26/04                               09/23/04
--------------------------------------------------------------------------------------------------------------------
Patty Hill                                             07/30/04                               09/27/04
--------------------------------------------------------------------------------------------------------------------
Tamer Muftizade                                        07/30/04                               10/06/04
--------------------------------------------------------------------------------------------------------------------
Doug Lee                                               07/30/04                               12/17/04
--------------------------------------------------------------------------------------------------------------------
Marc Janssens                                          07/22/04                               Not filed
--------------------------------------------------------------------------------------------------------------------
Oswaldus Van Dam                                       07/22/04                               Not filed
--------------------------------------------------------------------------------------------------------------------
Rainer Eissing                                         07/22/04                               Not filed
--------------------------------------------------------------------------------------------------------------------
John S. Woodward                                       07/22/04                               Not filed
--------------------------------------------------------------------------------------------------------------------
John S. Woodward                                       08/26/04                               Not filed
--------------------------------------------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who earned in excess of $100,000 per annum during any part of our last three fiscal years:

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                    -------------------------------------
                                ANNUAL COMPENSATION                         AWARDS             PAYOUTS
                   --------------------------------------------------------------------------------------
                                                         OTHER      RESTRICTED   SECURITIES
   NAME AND                                             ANNUAL        STOCK      UNDERLYING      LTIP      ALL OTHER
   PRINCIPAL       FISCAL                              COMPENSA-     AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
   POSITION         YEAR    SALARY ($)    BONUS ($)     TION($)        ($)        SARS (#)        ($)       TION($)
-----------------------------------------------------------------------------------------------------------------------
Kevin T. Ryan       2004        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  (1)<F1>
-----------------------------------------------------------------------------------------------------------------------
John S. Woodward    2004        -0-          -0-          -0-          -0-          -0-          -0-          -0-
   President        2003    170,000 (3)<F3>  -0-          -0-          -0-          -0-          -0-          -0-
    (2) <F2>
-----------------------------------------------------------------------------------------------------------------------
 Rainer Eissing,    2004      246,450        -0-          -0-          -0-          -0-          -0-          -0-
Chief Technology    2003      189,450        -0-          -0-          -0-          -0-          -0-        -0-(4)<F4>
    Officer         2002      226,000        -0-          -0-          -0-        800,000        -0-        -0-(4)<F4>
 (5)<F5> (6)<F6>
-----------------------------------------------------------------------------------------------------------------------
Armin Van Damme,    2003      78,170         -0-          -0-          -0-          -0-          -0-        232,700
   President        2002      218,584        -0-          -0-          -0-        800,000        -0-        -0-(4)<F4>
 (6)<F6> (7)<F7>
-----------------------------------------------------------------------------------------------------------------------
 Othmar Van Dam,    2003      95,637         -0-          -0-          -0-          -0-          -0-        205,482
 Executive Vice     2002      199,885        -0-          -0-          -0-        800,000        -0-        -0-(4)<F4>
   President
(6)<F6> (7)<F7>
-----------------------------------------------------------------------------------------------------------------------
 Gary R. Moore,     2002        -0-          -0-          -0-          -0-          -0-          -0-          -0-
  President
    (8)<F8>
-----------------------------------------------------------------------------------------------------------------------
-----------------

(1)<F1>  Mr. Ryan became our president and chief executive officer in July 2004.
(2)<F2>  Mr. Woodward was our president from April 2003 to July 2004.
(3)<F3> We issued Mr. Woodward 340,000 shares of common stock valued at $170,000 for his services.
(4)<F4> Does not include the value of a car furnished by us for use by Rainer Eissing, Armin Van Damme, and Othmar Van Dam.
(5)<F5> Includes amounts paid to Mr. Eissing through his company. See "Certain Relationships and Related Transactions."
(6)<F6> Such officers commenced their employment with us on October 4, 2002. The compensation shown includes that paid by Crystalix USA Group in 2002.
(7)<F7>  Such officers resigned in February 2003.
(8)<F8>  Mr. Moore was the President from September 1999 to October 2002.

         Stock options granted to Armin Van Damme and Othmar Van Dam were relinquished in 2003. Stock options granted to Rainer Eissing were cancelled in 2004. There were no stock options granted in 2003 and no options are outstanding at December 31, 2004.

COMPENSATION OF DIRECTORS

         Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

STOCK OPTION PLANS

         We do not have any stock option plans at this time, but plan to adopt a plan for our employees in the near future.


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to our officers and directors individually and as a group, and the holders of more than 5% of our common stock, as of March 22, 2005. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of stock owned by them.

                         AMOUNT OF BENEFICIAL OWNERSHIP
                                                                              TOTAL ASSUMING
    NAME AND ADDRESS OF                                CLASS A PREFERRED      CONVERSION OF           PERCENT
    BENEFICIAL OWNER (1)<F1>        COMMON STOCK              STOCK          PREFERRED STOCK       OF CLASS (2)<F2>

Kevin Ryan                       32,716,427 (3)<F3>      3,637,500 (3)<F3>      69,091,427 (3)<F3>     73.1%
3950 E. Patrick Lane                   (4)<F4>
Suite 101
Las Vegas, NV 89120

Rainer Eissing                       6,058,000               962,100            15,679,000             20.5%

John S. Woodward                   5,535,389 (4)<F4>         800,000            13,535,389             16.7%

CMKXTREME.COM (5)<F5>              8,749,895 (4)<F4>            0               8,749,895              10.3%
136 Arbor Way
Henderson, NV  89074

Marc Janssens                        2,796,000               110,000            3,896,000              5.1%

Oswaldus Van Dam                     1,631,000               200,000            3,631,000              4.8%

Robert McDermott                         0                   100,000            1,000,000              1.3%

Doug Lee                              175,000                12,500              300,000               0.4%

Patty Hill                               0                   10,000              100,000               0.1%

John Lais                                0                      0                   0                   --

All officers and directors         37,767,947 (4)<F4>       3,800,000           75,367,947             77.3%
as a group (9 persons)
------------------------

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

(2)<F2> Percentages are based on 37,132,192 shares of common stock outstanding and 3,920,000 shares of Class A preferred stock outstanding, for a fully diluted total of 76,332,192 shares. If a person listed on this table has the right to obtain additional shares of common stock within sixty (60) days from March 22, 2005, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Includes shares owned by Rainer Eissing, John W. Woodward, Marc Janssens, and Oswaldus Van Dam, since they have granted Ryan Capital Management, Inc. an irrevocable proxy to vote their shares. Ryan Capital Management, Inc. is owned and controlled by Kevin Ryan. The proxy expires upon the later of (i) December 1, 2004, or (ii) 90 days after repayment in full of all amounts owed by us to the bridge lender, Kevin Ryan (or assignee), and John S. Woodward (or assignee). Also includes 1,875,000 shares issuable upon exercise of a warrant.

(4)<F4> Includes shares issuable upon payment of principal and interest on notes through May 22, 2005 and exercise of warrants, assuming that no payments of interest have been made on the notes.

(5)<F5> Urban Casavant exercises voting and/or dispositive powers with respect to these shares.

         Rainer Eissing and Kevin Ryan may be deemed to be the "parents" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

EQUITY COMPENSATION PLANS

         As of December 31, 2004, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
        PLAN CATEGORY               WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  None                          N/A                         None
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              None                          N/A                         None
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Total                                      None                                                      None
-------------------------------------------------------------------------------------------------------------------


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

         RAINER EISSING. During the years ended December 31, 2004 and 2003, purchases of equipment from Entwicklungen Werbetechnik Software, a company wholly-owned by Rainer Eissing, amounted to approximately $0 and $19,046, respectively. This related party vendor does not have any formal agreement. Management believes that these transactions are negotiated at arm's length. In 2003, Mr. Eissing was paid $189,450 through his company, Innovative Motions and was paid $246,450 in 2004. We have included these amounts in the Summary Compensation Table in "Executive Compensation" above.

         JOHN S. WOODWARD. On December 20, 2002, we borrowed $1,500,000 from John S. Woodward. At the time of the loan, Mr. Woodward was not an officer or director of our company. He became a director in February 2003. The note accrued interest at the annual rate of 7-1/8% but provided for an increase in order to maintain a 4% margin above Mr. Woodward's borrowing rate. Interest was payable on the first day of each month, beginning January 1, 2003. The note was originally due June 30, 2003 and secured by all of the assets and our ownership interest in Lazer-Tek Designs, Ltd. Mr. Woodward agreed to extend his note to January 20, 2004 in exchange for guaranteed interest. We issued a total of 1,000,000 shares of our common stock to Mr. Woodward, 660,000 of which were for the extension of the repayment terms and 340,000 of which were for his services.

         On July 21, 2004, we issued a convertible promissory note to Mr. Woodward in the amount of $1,824,000, which represents principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,279. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. We have agreed to register the shares issuable upon conversion of this note.

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

         As a result of a settlement agreement with us, which was made effective in November 2003, this agreement was declared null and void. Under the terms of the settlement, Mr. Van Damme is to keep the locations and the equipment at the locations. However, it is contemplated that he will replace the equipment and arrange for his own licensing of the proprietary technology within six months. While our equipment is in his possession, he is to pay a flat licensing and royalty fee of $500 per month per laser. Armin Van Damme is the brother of Oswaldus Van Dam, one of our current officers and directors.

         OTHMAR VAN DAM. In April 2003, we entered into an employment agreement with Othmar Van Dam, a former officer and director and founder of Crystalix USA Group. He is the brother of Oswaldus Van Dam, one of our current officers and directors. Mr. Van Dam was to serve as our head of Marketing and Development of Affiliate Sales Locations for a three-year term beginning April 1, 2003 at a base salary of $120,000. In addition, Mr. Van Dam was to receive a performance bonus equal to 5% of the gross revenues generated by the Company through its affiliate locations. In consideration for the employment agreement, Mr. Van Dam surrendered all of his Class A preferred stock and agreed to reduce his ownership of common stock to 4.9%. Upon Mr. Van Dam's resignation, his employment was terminated in May 2003. As a result of a settlement agreement with us, which was made effective in November 2003, Othmar Van Dam relinquished all of his stock in the company.

         KEVIN RYAN. In connection with the Lazer-Tek acquisition, we owed Kevin Ryan, a former creditor of Lazer-Tek, the principal amount of $1,252,680, consisting of $852,680, which was due April 1, 2003, and $400,000 owed to Kevin Ryan in quarterly payments beginning April 1, 2003 for consulting fees. Neither of these obligations was paid. Mr. Ryan obtained a Writ of Possession entitling him to all of our assets as of June 2, 2003.

         We entered into a consulting agreement with McCary & Rood dated May 28, 2003 under which Kevin Ryan provided advice to the President and CEO of the company pertaining to all matters including acquisitions, management, marketing, financial controls and other financial matters; settlement of disputes with creditors and former officers and directors; relations with affiliates; and other matters as may be requested by us. As compensation for the satisfactory performance by Mr. Ryan under the agreement, we agreed to pay a fee of $20,000 per month that Mr. Ryan performed as determined by us. This agreement was terminated effective July 31, 2004.

         In addition to the two obligations described above, through December 31, 2003, Kevin Ryan had advanced a total of $823,675 to us under a revolving line of credit agreement dated December 1, 2003. Interest on the outstanding balance accrued at 10% per annum and was payable monthly. On December 1, 2003, we entered into a Secured Promissory Note with Kevin Ryan in the amount of $1,010,000. Interest accrued on the note at 10% per annum and was payable monthly. All principal and unpaid accrued interest under the Secured Promissory
Note is due and payable no later than December 1, 2004.

         In December 2003, Rainer Eissing, Marc Janssens, and Oswaldus Van Dam agreed to transfer a portion of their Class A preferred stock to Kevin Ryan, John S. Woodward, and other individuals in consideration of the continuing financial support and involvement of Messrs. Ryan and Woodward and these other individuals. The shares of Messrs. Eissing, Janssens, and Van Dam were reallocated as of July 21, 2004.

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

         On July 21, 2004, we issued a convertible promissory note to Mr. Ryan in the amount of $5,396,764, which represents (a) principal due on two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500,
(c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note bears interest at 10% per annum and calls for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest will be added to the principal amount. Beginning on January 1, 2005, this note requires monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of our common stock at the option of the holder. The conversion price is the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. In addition, we granted to Mr. Ryan a warrant to purchase 1,875,000 shares of our common stock. The exercise price is $0.08. We have agreed to register the shares issuable upon conversion of this note and exercise of the warrant.

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

         FUTURE TRANSACTIONS. All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions. We believe that of the transactions described above have been on terms as favorable to us as could have been obtained from unaffiliated third parties as a result of arm's length negotiations.

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


ITEM 13. EXHIBITS.

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

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
      10.10         Secured Promissory Note dated December 1, 2003 to Kevin Ryan
                    (7)
--------------------------------------------------------------------------------
      10.11         Consulting Agreement made as of May 28, 2003 with McCary &
                    Rood (7)
--------------------------------------------------------------------------------
      10.12 Irrevocable Proxy Coupled with an Interest granted to Ryan Capital Management, Inc. dated November 26, 2003 (7)
--------------------------------------------------------------------------------
      10.13 Settlement Agreement and Release between Crystalix Group International, Inc. and John S. Woodward dated July 21, 2004
                    (8)
--------------------------------------------------------------------------------
      10.14         Amended and Restated Convertible Promissory Note to John S.
                    Woodward dated July 21, 2004 (8)
--------------------------------------------------------------------------------
      10.15 Settlement Agreement and Release among Crystalix Group International, Inc. Kevin T. Ryan, Ryan Capital Management, Inc. and McCary & Rood dated July 21, 2004 (8)
--------------------------------------------------------------------------------
      10.16         Amended and Restated Convertible Promissory Note to Kevin T.
                    Ryan dated July 21, 2004 (8)
--------------------------------------------------------------------------------
      10.17 Promissory Note to Ryan Capital Management, Inc. dated July 21, 2004 (8)
--------------------------------------------------------------------------------
      10.18         Promissory Note for $280,000 to McCary & Rood dated August
                    1, 2004  (8)
--------------------------------------------------------------------------------
      10.19         Promissory Note for $214,037 to McCary & Rood dated August
                    1, 2004 (8)
--------------------------------------------------------------------------------
      10.20 Amended and Restated Warrant to Purchase Common Stock of Crystalix Group International, Inc. issued to Kevin T. Ryan
--------------------------------------------------------------------------------
      10.21         Registration Rights Agreement (8)
--------------------------------------------------------------------------------
      10.22 Convertible Promissory Note to CMKXTREME.COM dated September 23, 2004 (9)
--------------------------------------------------------------------------------
      10.23 Amended and Restated Warrant to Purchase Common Stock issued to CMKXTREME.COM
--------------------------------------------------------------------------------
       16.1         Letter from Stonefield Josephson, Inc. (10)
--------------------------------------------------------------------------------
       21.1         Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
       31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
       32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
       32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

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

(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended September 30, 2003.
(7) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.
(8) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB/A for the quarter ended June 30, 2004.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed September 29, 2004.
(10) Incorporated by reference to the exhibits to the registrant's amended current report on Form 8-K, filed July 13, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         On May 10, 2004, we dismissed Stonefield Josephson, Inc. ("Stonefield") as our independent public accountants. Stonefield had audited our financial statements for the fiscal years ended December 31, 2003 and 2002. On May 10, 2004, we engaged De Joya & Company ("De Joya") to serve as our independent public accountants for the fiscal year ending December 31, 2004.

AUDIT FEES

         For the fiscal year ended December 31, 2004, De Joya is expected to bill approximately $95,500 for the audit of our annual financial statements and for the review of our Form 10-QSB filings. For the fiscal year ended December 31, 2003, Stonefield billed $255,052 for the audit of our annual financial statements and review of our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

         For the fiscal year ended December 31, 2004, DeJoya is expected to bill approximately $0 for tax compliance, tax advice, and tax planning services. For the fiscal year ended December 31, 2003, Stonefield billed $50,000 for such services.

ALL OTHER FEES

         For the fiscal years ended December 31, 2004 and 2003, Stonefield billed $0 and $18,797, respectively, in connection with the review of our registration statement on Form SB-2 and review of our current reports on Form 8-K.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our audit committee obtains an estimate for the service to be performed. The audit committee in accordance with procedures for the company approved all of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CRYSTALIX GROUP INTERNATIONAL, INC.



Date:   April 14, 2005                 By:  /s/ KEVIN T. RYAN
                                          --------------------------------------
                                          Kevin T. Ryan, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE

/s/ KEVIN T. RYAN                         Chief Executive Officer and Director
---------------------------------        (Principal Executive Officer)                  April 14, 2005
Kevin T. Ryan
                                         Executive Vice President, Treasurer, Chief
/s/ ROBERT MCDERMOTT                     Financial Officer, and Director (Principal
---------------------------------        Financial Officer)                             April 14, 2005
Robert McDermott
                                         Corporate Secretary, Vice President Finance
/s/ PATTY HILL                           and Administration and Controller (Principal
---------------------------------        Accounting Officer)                            April 14, 2005
Patty Hill

                                         Executive Vice President, Chief Technical
---------------------------------        Officer and Director                           April __, 2005
Rainer Eissing

                                         Vice President, Assistant Secretary, Director
/s/ OSWALDUS VAN DAM                     of Technical Operations and Director           April 14, 2005
---------------------------------
Oswaldus Van Dam


---------------------------------        Director                                       April __, 2005
Marc Janssens


/s/ JOHN S. WOODWARD                     Director                                       April 14, 2005
---------------------------------
John S. Woodward


              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                    CONTENTS

                                                                                       Page

Reports of Independent Registered Public Accounting Firms:

     Report on Audited Consolidated Financial Statements for 2004                       F-1

     Report on Audited Consolidated Financial Statements for 2003                       F-2

Financial Statements:

     Consolidated Balance Sheet as of December 31, 2004                                 F-3

     Consolidated Statements of Operations for the years ended
            December 31, 2004 and 2003                                                  F-4

     Consolidated Statements of Comprehensive Loss for the years ended
            December 31, 2004 and 2003                                                  F-5

     Consolidated Statement of Stockholders' Deficit for the years ended
          December 31, 2004 and 2003                                                    F-6

     Consolidated Statements of Cash Flows for the years ended
            December 31, 2004 and 2003                                                  F-7

     Notes to Consolidated Financial Statements                                         F-8


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Stockholders of
Crystalix Group International, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Crystalix Group International, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crystalix Group International, Inc. and Subsidiaries as of December 31, 2004, and the consolidated results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $8,302,578, used cash for operations of $3,936,800 for the year ended December 31, 2004, has an accumulated deficit of $16,045,562 as of December 31, 2004 and has a working capital deficit of $4,262,946 as of December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DeJoya & Company
CERTIFIED PUBLIC ACCOUNTANTS

Henderson, Nevada
March 18, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Stockholders of
Crystalix Group International, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' deficit and cash flows for the year ended December 31, 2003 of Crystalix Group International, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Crystalix Group International, Inc. and Subsidiaries for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $7,433,341, used cash for operations of $1,170,778 for the year ended December 31, 2003, is a party to various litigation, has a stockholders' deficit of $3,382,628 as of December 31, 2003 and has a working capital deficit of $6,311,497 as of December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Santa Monica, California
February 27, 2004

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                                 DECEMBER
                                                                                                 31, 2004
                                                                                          -------------------
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                               $          270,024
   Accounts receivable, net of allowance of $334,000                                                  439,633
   Inventory                                                                                        1,069,003
   Other current assets                                                                               227,760

                                                                                           -------------------
TOTAL CURRENT ASSETS                                                                                2,006,420
                                                                                           -------------------

PROPERTY AND EQUIPMENT, net (including equipment
   acquired from related party of $2,300,000 in 2002)                                               1,890,175

INTANGIBLE ASSETS
   Licenses and related costs, net of accumulated amortization of $536,760                          1,353,141
   Capitalized software costs, net of accumulated amortization of $28,627                              18,217
   Customer lists and relationships, net of accumulated amortization of $45,000                        67,500
   Artwork library, net of accumulated amortization of  $597,330                                      298,665
   Tradename and trademark, net of accumulated amortization of $6,288                                   9,431
                                                                                           -------------------
                                                                                                    1,746,954
                                                                                           -------------------

OTHER ASSETS                                                                                            6,004

                                                                                           -------------------
TOTAL ASSETS                                                                               $        5,649,553
                                                                                           ===================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses ($363,362 to related parties)                      $        1,527,826
   Customer deposits                                                                                    23,421
   Notes payable (including $2,763,675 to related parties), net of discounts of $1,107,911           3,749,793
   Current portion of deferred revenue                                                                 968,326

                                                                                            -------------------
TOTAL CURRENT LIABILITIES                                                                            6,269,366
                                                                                            -------------------

NOTES PAYABLE, net of current portion (including $2,917,564 to related parties),
   net of discounts of $1,618,785                                                                    3,600,449
DEFERRED REVENUE, less current portion                                                               1,193,325

                                                                                            -------------------
TOTAL LIABILITIES                                                                                   11,063,140
                                                                                            -------------------

COMMITMENTS AND CONTINGENCIES                                                                              -

STOCKHOLDERS' DEFICIT
   Preferred stock - Class A, $0.001 par value; 10,000,000 shares
     authorized; 3,920,000 Class A shares issued and outstanding                                         3,920
   Common stock; $0.001 par value; 300,000,000 shares
     authorized; 37,132,192 shares issued and outstanding                                               37,132
   Additional paid-in capital                                                                       10,705,413
   Other comprehensive loss - foreign currency translation                                            (114,490)
   Accumulated deficit                                                                             (16,045,562)

                                                                                            -------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                         (5,413,587)
                                                                                            -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                 $        5,649,553
                                                                                            ===================

       The accompanying notes are an integral part of these consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEARS ENDED
                                                            ------------------------------
                                                               December          December
                                                               31, 2004          31, 2003
                                                            --------------    --------------
REVENUE
    Product sales                                          $    3,398,384    $    4,233,846
    Lease revenue                                               1,124,537         1,739,538
    Royalty revenue                                               105,753           391,121
                                                           ---------------   ---------------
TOTAL REVENUE                                                   4,628,674         6,364,505
                                                           ---------------   ---------------

COST OF REVENUE
    Product sales                                               1,642,855         2,719,153
    Lease revenue                                                 415,809           730,490
    Royalty revenue                                                61,116           403,064
                                                           ---------------   ---------------
TOTAL COST OF REVENUE                                           2,119,780         3,852,707
                                                           ---------------   ---------------

                                                           ---------------   ---------------
GROSS PROFIT                                                    2,508,894         2,511,798
                                                           ---------------   ---------------

OPERATING EXPENSES
    Research and development                                          -             397,067
    Payroll and related benefits                                1,934,620         2,525,318
    General and administrative                                  4,376,563         5,187,854
    Impairment expense                                            212,215           399,113
                                                           ---------------   ---------------
TOTAL OPERATING EXPENSES                                        6,523,398         8,509,352
                                                           ---------------   ---------------

LOSS FROM OPERATIONS                                           (4,014,504)       (5,997,554)
                                                           ---------------   ---------------

OTHER INCOME (EXPENSES):
    Write off of advances to Vitro Laser GmbH                         -            (500,000)
    Other expense, net                                             22,500           (27,309)
    Amortization of debt discounts                               (460,816)              -
    Interest expense and financing costs
      ($3,797,155 to related parties)                          (3,849,758)         (908,478)
                                                           ---------------   ---------------
TOTAL OTHER INCOME (EXPENSE)                                   (4,288,074)       (1,435,787)
                                                           ---------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                         (8,302,578)       (7,433,341)

PROVISION FOR INCOME TAXES
    Current                                                           -             550,000
    Deferred                                                          -            (550,000)
                                                           ---------------   ---------------

NET LOSS                                                   $   (8,302,578)   $   (7,433,341)
                                                           ===============   ===============

NET LOSS PER SHARE - BASIC AND DILUTED                     $        (0.23)   $        (0.19)
                                                           ===============   ===============

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC AND DILUTED                      35,441,222       39,340,124
                                                           ===============   ===============

        The accompanying notes are an integral part of these consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                          YEARS ENDED
                                            ------------------------------------
                                                 December            December
                                                 31, 2004            31, 2003
                                            ----------------    ----------------

NET LOSS                                    $    (8,302,578)    $    (7,433,341)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT             (72,179)            (41,416)
                                            ----------------    ----------------

COMPREHENSIVE LOSS                          $    (8,374,757)    $    (7,474,757)
                                            ================    ================


              The accompanying notes are an integral part of these
                       consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                  PREFERRED STOCK                                     ADDITIONAL       OTHER
                                                      CLASS A                 COMMON STOCK             PAID-IN     COMPREHENSIVE
                                                SHARES       AMOUNT        SHARES       AMOUNT         CAPITAL         LOSS
                                          ------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2002                    7,000,000   $    7,000     39,995,192   $    39,995   $  2,671,105    $     (895)

Sale of shares through private placement
     offering                                                             1,120,000         1,120        258,880
Shares issued for financing costs                                           660,000           660        527,340
Shares issued for services                                                2,590,000         2,590      1,342,410
Exchange of shares with former officers
   for Company assets (at cost carryover
  basis)                                    (3,080,000)      (3,080)    (10,252,000)      (10,252)      (435,101)
Foreign currency translation adjustment                                                                                 (41,416)
Net loss
                                          ---------------------------- ---------------------------  --------------------------------
BALANCE, DECEMBER 31, 2003                   3,920,000        3,920      34,113,192        34,113      4,364,634        (42,311)

Shares issued for financing costs                                         3,019,000         3,019        320,014
Value of Class A Preferred Stock re-allocated
  to investors and senior management                                                                   2,833,253
Value of beneficial conversion feature and
  value of warrants issued in connection
  with convertible notes payable                                                                       3,187,512
Foreign currency translation adjustment                                                                                 (72,179)
Net loss

                                          ---------------------------- ---------------------------  --------------------------------
BALANCE, DECEMBER 31, 2004                   3,920,000   $    3,920      37,132,192   $    37,132   $ 10,705,413    $  (114,490)
                                          ============================ ===========================  ================================




                                               ACCUMULATED
                                                 DEFICIT        TOTAL
                                            ------------------------------

BALANCE, DECEMBER 31, 2002                  $   (309,643)   $  2,407,562

Sale of shares through private placement
     offering                                                    260,000
Shares issued for financing costs                                528,000
Shares issued for services                                     1,345,000
Exchange of shares with former officers
   for Company assets (at cost carryover
  basis)                                                        (448,433)
Foreign currency translation adjustment                          (41,416)
Net loss                                      (7,433,341)     (7,433,341)
                                            ------------------------------
BALANCE, DECEMBER 31, 2003                     (7,742,984)    (3,382,628)

Shares issued for financing costs                                323,033
Value of Class A Preferred Stock re-allocated
  to investors and senior management                           2,833,253
Value of beneficial conversion feature and
  value of warrants issued in connection
  with convertible notes payable                               3,187,512
Foreign currency translation adjustment                          (72,179)
Net loss                                       (8,302,578)    (8,302,578)

                                            ------------------------------
BALANCE, DECEMBER 31, 2004                 $(16,045,562)   $ (5,413,587)
                                            ===============================


        The accompanying notes are an integral part of these consolidated financial statements

                      CRYSTALIX GROUP INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED
                                                               -------------------------------------
                                                                    DECEMBER           December
                                                                   31, 2004            31, 2003
                                                               -----------------  ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                     $      (8,302,578)   $    (7,433,341)
  Adjustment to reconcile net loss to net cash
   used in operating activities
    Depreciation and amortization                                      1,101,181          1,296,786
    Provision for doubtful accounts                                       74,000            156,819
    Common stock issued and reallocation of Series A                   2,747,011            528,000
    preferred stock for financing costs
    Common stock issued and reallocation of Series A                     409,275          1,345,000
    preferred stock for services
    Amortization of debt discounts                                       460,816                -
    Exchange gain                                                        (72,774)           (45,321)
    (Gain) loss on disposal of fixed assets                               (1,973)           243,893
    Write off of deferred offering costs                                     -              212,797
    Write off of advances to Vitro Laser, Gmbh                               -              500,000
    Write down of intangible assets                                      212,215            155,220
  Changes in operating assets and liabilities:
  (Increase) decrease in:
   Accounts receivable                                                   (54,580)           234,266
   Inventory                                                            (316,990)           508,696
   Other current assets                                                 (203,646)           166,622
   Deposits                                                                4,269            (10,273)
  Increase (decrease) in:
   Accounts payable and accrued expenses                               1,060,768            991,733
   Customer deposits                                                     (57,267)          (290,276)
   Deferred revenue                                                     (996,527)           268,601
                                                                -----------------    ---------------
Net cash used in operating activities                                 (3,936,800)        (1,170,778)
                                                                -----------------    ---------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Advances to acquire Vitro Laser, Gmbh                                      -             (300,000)
  Payment to repurchase laser                                            (39,006)               -
  Payments to acquire property and equipment                            (159,341)        (1,390,947)
                                                                -----------------    ---------------
Net cash used in investing activities                                   (198,347)        (1,690,947)
                                                                -----------------    ---------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net advances from related party                                      2,452,825            823,675
  Proceeds from issuance of notes payable                              2,000,000                -
  Proceeds from issuance of notes payable - related parties                  -            1,010,000
  Payments on notes payable                                               (3,600)           (16,754)
  Payments on notes payable - related parties                           (103,530)          (152,748)
  Payments for deferred offering costs                                       -             (136,797)
  Proceeds from sale on common stock, including stock                        -              748,000
  subscription receivable
                                                                -----------------    ---------------
Net cash provided by financing activities                              4,345,695          2,275,376
                                                                -----------------    ---------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                 595              3,905
                                                                -----------------    ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       211,143           (582,444)

CASH AND CASH EQUIVALENTS, Beginning of year                              58,881            641,325
                                                                -----------------    ---------------

CASH AND CASH EQUIVALENTS, End of year                         $         270,024    $        58,881
                                                                =================    ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                $             -      $         4,023
                                                                =================    ===============
  Income taxes paid                                            $             -      $           -
                                                                =================    ===============

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
  Exchange of net assets to acquire common and Series A
    preferred stock from former officer                        $             -      $       448,433
                                                               ==================   ================
  Discounts on convertible notes payable                       $       3,187,512    $           -
                                                               ==================   ================
  Payments on notes payable from sale of vehicles              $          85,499    $           -
                                                               ==================   ================

        The accompanying notes are an integral part of these consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Crystalix Group International, Inc. (formerly Americabilia.com, Inc.) was incorporated under the laws of the State of Florida on August 22, 1989 as a C-Corporation. Pursuant to a Stock Purchase Agreement dated October 4, 2002 between Crystalix USA Group, Inc. ("CUSA") and Americabilia.com, Inc. ("ABIL"), and a Technology License Agreement between Crystalix USA Group, Inc. and Crystalix Technology, Inc. ("CTI"), also dated October 4, 2002, the former shareholders of CUSA and CTI acquired 23,300,000 newly issued shares of common stock of ABIL and 7,000,000 shares of ABIL's Class A preferred stock with 10 to 1 limited voting and conversion rights only. At the date of consummation of these transactions, these shareholders effectively controlled approximately 77.6% of the issued and outstanding common stock of ABIL and 93.7% of the voting control and ownership of ABIL assuming conversion of the Class A preferred shares. Since the shareholders of CUSA obtained control of ABIL, according to FASB Statement No. 141 - "Business Combinations," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting. In accounting for this transaction:

            o CUSA is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of CUSA have been presented for the comparative prior period. The statement of stockholder's deficit is that of CUSA with an increase in the number of shares outstanding of 6,669,192 that represents the shares retained by the ABIL stockholders;

            o Control of the net assets and business of ABIL was acquired effective October 4, 2002. This transaction has been accounted for as a purchase of the assets and liabilities of ABIL by CUSA. The historical cost of the net assets acquired was $5,000.

         Effective November 22, 2002, the ABIL changed its name to Crystalix Group International, Inc. On November 26, 2002, ABIL merged with Crystalix Group International, Inc., a Nevada corporation, in a merger solely for the purpose of redomicile.

         BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2004 of $8,302,578, used cash for operating activities of $3,936,800 for the year ended December 31, 2004 and at December 31, 2004, had an accumulated deficit of $16,045,562 and a working capital deficit of $4,262,946. In addition, the Company is in default on the payment of certain note payable obligations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

         During the year ended December 31, 2004 the Company has significantly reduced its overhead expenses while maintaining its manufacturing facilities and equipment. The Company has eliminated non critical personnel and expenditures, frozen wages and marketing expenditures, reduced travel and renegotiated leases. The Company believes it can grow revenues during the next 12 months without a significant increase to overhead. The Company has already begun selling its new laser machinery and has the current capacity to produce up to 36 units without any increases in overhead. The Company also has several internal machines currently operating under capacity that will allow the Company to increase sales of imaged glass with a minimal increase in overhead expenses. The Company also believes the impending patent litigation against the alleged infringers will increase its revenues as violators leave the industry and reduce competition.

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

         STOCK BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25,

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. For the years ended December 31, 2004 and 2003, there were no options granted to employees of the Company.

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2004, the Company used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, accrued expenses and the value of equity instruments, including common stock and warrants issued for compensation expense and financing costs. Actual results could differ from these estimates.

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

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company is currently in negotiations with existing distributors over disputes regarding amount owed to the Company for purchases of crystal blocks. Most of these amounts in disputed arose prior to the Company's new management team taking over the operations of the Company. Since most of these amounts are 1 to 2 years old, the Company has deemed them uncollectible and has established an allowance for uncollectible accounts. The Company regularly reviews its accounts receivable balances for collectibility and establishes an allowance for uncollectible accounts. During the years ended December 31, 2004 and 2003, the Company recognized $74,000 and $156,819, respectively, in bad debt expense.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

                 DESCRIPTION                       USEFUL LIFE

             Machinery and equipment                 5-7 years
             Vehicles                                  5 years
             Furniture and fixtures                    5 years
             Computers and software                  3-5 years


         IMPAIRMENT OF LONG-LIVED ASSETS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provision of APB Opinion No. 30,"Reporting the Results of
         Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be impaired. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company's adoption effective January 1, 2002 did not have a material impact to the Company's financial position or results of operations.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

                                                           USEFUL LIFE
               Licenses and related costs                    10 years
               Artwork library                                3 years
               Customer lists and relationships               5 years
               Trade name and trademark                       5 years

         For the years ended December 31, 2004 and 2003, the Company recognized an impairment loss on intangible assets of $212,215 and $155,220, respectively, which is included in impairment expense in the accompanying consolidated statement of operations. Amortization expense amounted to $662,430 and $689,745 for the years ended December 31, 2004 and 2003, respectively. Amortization expense for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $519,104, $207,426, $197,524, $164,580 and $164,580, respectively.

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

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


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

         PRODUCT SALES
         Revenue from the sale of laser inscribed products are recognized when title to the products are transferred to the customer (customer acceptance for custom designed crystals) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered. Shipping and handling charges are not a significant portion of revenue and are included in gross revenue, with the related costs included in cost of revenue.

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

         COSTS OF REVENUE

         Cost of revenue includes raw materials, component parts, shipping supplies, freight cost and customs, direct labor, and an overhead allocation based on manufacturing facility use. Shipping and handling costs are not a significant portion of the cost of revenue.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


         During the years ended December 31, 2004 and 2003, the Company purchased products from one vendor that represented approximately 42% and 8% of total cost of revenue.

         ADVERTISING AND MARKETING COSTS

         The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2004 and 2003 amounted to $32,001 and $125,507, respectively.

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

         EARNINGS (LOSS) PER SHARE

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2004 and 2003 because the effect would have been anti-dilutive:

                                                               2004       2003
            Warrants issued with convertible debentures     4,375,000      --

         SEGMENT INFORMATION

         The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The management believes it operates in a single business segment. During the years ended December 31, 2004 and 2003, Crystalix Europe had net sales of $990,612 and $327,050, operating loss of $484,904 and $313,148 and net loss of $494,702 and $316,564, respectively. Total assets of Crystalix Europe at December 31, 2004 were $631,739.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


         COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2004 and 2003, the foreign currency translation adjustment has been included in the consolidated statement of stockholders' deficit showing the change in comprehensive loss.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

         RECLASSIFICATION

         Certain reclassifications have been made to the 2003 balances to conform to the 2004 presentation.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of
         Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

         In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


         Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

         In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

         In  December  2004,  the  FASB  issued  SFAS  No.123   (revised  2004),
         "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 2 - INVENTORY

         Inventory at December 31, 2004, consist of the following:

             Glass blocks, pre-made images and related products    $    708,584
             Electronic parts and accessories                           360,419
                                                                   -------------
                                                                   $  1,069,003
                                                                   =============

Note 3 - Property and Equipment

         Property and equipment at December 31, 2004, consist of the following:

             Equipment under operating leases as lessor            $  1,775,003
             Computers and equipment                                    784,652
             Vehicles                                                     4,000
             Furniture and fixtures                                     180,249
             Leasehold improvements                                      32,188
                                                                   -------------
                                                                      2,776,092
             Less accumulated depreciation and amortization            (885,917)
                                                                   -------------
                                                                   $  1,890,175
                                                                   =============

         Depreciation expense for the years ended December 31, 2004 and 2003 was $438,752 and $607,041, respectively. During the year ended December 31, 2003, the Company recognized a loss on disposal of certain assets of $243,893 and during the year ended December 31, 2004, the Company recognized a gain on disposal of certain assets of $1,973.

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2004, consist of the following:

               Accounts payable - trade                       $       502,619
               Royalties payable                                      325,292
               Accrued interest ($363,362 to related parties)         415,965
               Accrued legal                                          125,000
               Accrued payroll                                         59,251
               Other accrued expenses                                  99,699
                                                              ---------------
                                                              $     1,527,826
                                                              ===============

NOTE 5 - DEFERRED REVENUE

         Deferred revenue represent amounts received as non-refundable payments upon the signing of the licensing agreements and delivery of the LaserMark II equipment, for which, the lease revenue will be recognizable over the term of the agreement.

         The following table summarizes the annual estimated revenue to be recognized from deferred revenue, as of December 31, 2004:

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


               Year ending December 31,
                   2005                                   $       968,326
                   2006                                           765,691
                   2007                                           427,634
                                                          ----------------
                                                                2,161,651
               Less current portion                              (968,326)
                                                          ----------------
               Long-term portion                          $     1,193,325
                                                          ================


NOTE 6 - NOTES PAYABLE - INCLUDING RELATED PARTIES

       Notes payable at December 31, 2004 consist of the following:

              John Woodward. (a)                          $     1,824,000
              Kevin Ryan (b)                                    5,396,764
              Ryan Capital Management, Inc. (c)                   362,137
              McCary & Rood, Inc. (d)                             280,000
              McCary & Rood, Inc. (e)                             214,037
              CMKXTREME.COM (f)                                 2,000,000
                                                           ---------------
                                                               10,076,938
              Less debt discounts                              (2,726,696)
                                                           ---------------
              Net amount of notes payable                       7,350,242
              Less current portion                             (3,424,637)
                                                           ---------------
              Long-term portion                           $     3,925,605
                                                           ===============

     a. On July 21, 2004, the Company issued a convertible promissory note to Mr. John Woodward, the Company's former President, in the amount of $1,824,000, which represents principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,278. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of the Company's common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. The Company has agreed to register the shares issuable upon conversion of this note. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $615,600. This amount will be amortized as financing costs over the term of the note. This note is secured by all the assets of the Company, subordinated to Mr. Ryan's secured position. The note is in default on certain interest payments, but the default provisions have been waived by the holder for the next year. The effective interest rate on this promissory note is approximately 21%.

     b. On July 21, 2004, the Company issued a convertible promissory note to Mr. Kevin Ryan, the Company's Chief Executive Officer, in the amount of $5,396,764, which represents (a) principal due on a two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500, (c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note bears interest at

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



         10% per annum and calls for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest will be added to the principal amount. Beginning on January 1, 2005, this note requires monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of the Company's common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to Mr. Ryan a warrant to purchase 1,875,000 shares of the Company's common stock at $0.08 per share and my be exercised by the holder at any time prior to July 21, 2011. The warrants also include a cashless exercise feature that allows the holder to pay the exercise price by surrendering a sufficient number of warrants to pay for the exercise price of the warrants being exercised as follows: warrants to be surrendered equals the total exercise price of warrants being exercised divided by the fair value of the Company's common stock at the date of exercise. The Company has agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,625 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the note payable of $5,396,764 was proportionately allocated to the note and the warrants in the amounts of $5,203,330 and $193,434, respectively. The value of the note was then allocated between the note and the beneficial conversion feature, which amounted to $3,188,488 and $2,014,842, respectively. The combined total discount is $2,208,276, and is being amortized over the term of the note. This note is secured by all the assets of the Company. The note is in default on certain principal and interest payments, but the default provisions have been waived by the holder for the next year. The effective interest rate on this promissory note is approximately 24%.

     c. On July 21, 2004, the Company issued a promissory note to Ryan Capital Capital Management, Inc. (this company is controlled by Kevin Ryan) in the amount of $452,137, which represents principal due on a previously issued note payable in the amount of $400,000 plus accrued interest in the amount of $52,137. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $37,902 plus accrued interest with any unpaid principal and interest due on December 1, 2005. This note is secured by all the assets of the Company. The note is in default on certain interest payments, but the default provisions have been waived by the holder for the next year.

     d. On August 1, 2004, the Company issued a promissory note to McCary & Rood (this company is controlled by Kevin Ryan) in the amount of $280,000, which represents past due consulting fees under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on May 1, 2005. This note is secured by all the assets of the Company. The note is in default on certain principal payments, but the default provisions have been waived by the holder for the next year.

     e. On August 1, 2004, the Company issued a promissory note to McCary & Rood in the amount of $214,037, which represents past due reimbursable expenses under a consulting agreement dated May 28, 2003. This note calls for monthly payments beginning August 1, 2004 of

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

         $30,000 with any unpaid principal due on March 1, 2005. This note is secured by all the assets of the Company. The note is in default on certain principal payments but the default provisions have been waived by the holder for the next year.

     f. On September 23, 2004, the Company issued a convertible promissory note to CMKXTREME.COM in the amount of $2,000,000. This note bears interest at 10% per annum and calls for monthly principal payments of $83,333 plus accrued interest beginning November 1, 2004 with any unpaid principal and interest due on October 1, 2006. The monthly principal and interest payments can be paid with shares of the Company's common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to CMKXTREME.COM a warrant to purchase 2,500,000 shares of the Company's common stock at $0.08 per shares and my be exercised by the holder at any time prior to September 23, 2011. The warrants also include a cashless exercise feature that allows the holder to pay the exercise price by surrendering a sufficient number of warrants to pay for the exercise price of the warrants being exercised as follows: warrants to be surrendered equals the total exercise price of warrants being exercised divided by the fair value of the Company's common stock at the date of exercise. The Company has agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the convertible promissory note of $2,000,000 was proportionately allocated to the note and the warrants in the amounts of $1,818,182 and $181,818, respectively, using the relative fair value method. The value of the note was then allocated between the note and the beneficial conversion feature, which amounted to $1,636,364 and $181,818, respectively. The combined total discount is $363,636, and is being amortized over the term of the note. This note is secured by all the assets of the Company, subordinated to Mr. Ryan's secured position. The note is in default on certain principal and interest payments, but the default provisions have been waived by the holder for the next year. The effective interst rate on this promissory note is approximately 19%.

         The following table summarizes the aggregate maturities of the notes payable as of December 31, 2004:

               Year ending December 31,
                   2005                                        $     4,857,704
                   2006                                              3,533,206
                   2007                                              1,686,028
                                                                ---------------
                                                                    10,076,938
               Less current portion                                 (4,857,704)
                                                                ---------------
               Long-term portion                               $     5,219,234
                                                               ================

               Current portion                                 $     4,857,704
               Less discount attributed to current portion          (1,107,911)
                                                               ----------------
                                                               $     3,749,793
                                                               ================

               Long-term portion                                     5,219,234
               Less discount attributed to long-term portion        (1,618,785)
                                                               ----------------
               Long-term portion                               $     3,600,449
                                                               ================

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 7 - STOCKHOLDERS' DEFICIT

         COMMON STOCK ISSUED IN PRIVATE PLACEMENTS

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

         COMMON STOCK AND  PREFERRED  STOCK  ISSUED FOR  SERVICES AND  FINANCING
         COSTS

         During 2003, the Company issued 660,000 shares of its common stock, as consideration to the holder of the $1.5 million loan payable for extending the repayment terms. The shares were valued at their fair market value of $528,000 and included in interest expense. The Company also issued 2,340,000 shares of its common stock for services rendered that were valued at a fair market value of $1,170,000.

         Also during 2003, the Company issued 250,000 shares of its common stock to three consultants. The shares were valued at their fair market value of $175,000 which was determined using the value of the Company's stock at the date the consulting agreements were signed.

         On July 21, 2004, the Company issued 3,019,000 common shares of the Company's common stock to Kevin Ryan as additional consideration for the financing provided to the Company. The value of these common shares issued to Mr. Ryan (determined using the 10-day average per shares price of the Company's common stock prior to the issuance date) was $323,033. Also, certain holders of the Company's Series A preferred stock reallocated 2,647,900 of their shares to certain investors and senior members of the Company's management team. The value of these Series A preferred shares (determined using the 10-day average per shares price of the Company's common stock prior to the issuance date multiplied by the 10 to 1 conversion rate) was $2,833,253. The Company took a charge to financing costs and compensation expense of $2,747,011 and $409,275, respectively, related to the issuance of common shares and reallocation of the Series A preferred shares.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


         SHARES OF COMMON AND PREFERRED STOCK EXCHANGED FOR CERTAIN ASSETS

         During the second quarter of 2003, in accordance with an agreement with a former officer, the Company canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by a former officer of the Company in exchange for the Company transferring the ownership to four retail store locations in Las Vegas, Nevada that were previously owned by the Company (See Note 9) Since this transaction occurred with a related party, the cost carryover basis of $237,826 was used and no gain or loss was recognized from this transaction.

         During the fourth quarter of 2003, in accordance with an agreement with a former officer, the Company canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by a former officer of the Company in exchange for the Company transferring the ownership of certain laser equipment located on cruise ships that was previously owned by the Company (See Note 9). Since this transaction occurred with a related party, the cost carryover basis of $210,607 was used and no gain or loss was recognized from this transaction.

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

         The following is table summarizes the options outstanding:

                                                      Weighted-
                                                       Stock          Average
                                                       Option         Exercise
                                                        Plan           Price
                                                   ------------    -------------

               Balance, December 31, 2002            3,000,000     $       0.25
                   Canceled                         (3,000,000)    $       0.25
                                                   ------------

               Balance, December 31, 2003                    -     $         -
                                                   ============

         In connection with the exchange of common and preferred stock for certain assets of the Company and the resignation of certain former officers of the Company, 1,600,000 options to purchase shares of the Company's common stock for $0.25 per share were canceled during 2003. Also, in 2003, the remaining 1,400,000 options were also canceled. There were no options granted, canceled or expired during the year ended December 31, 2004.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 8 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

            Deferred tax assets:
               Net operating loss                               $     3,240,000
               Deferred revenue                                         998,000
               Stock issued for services and financing costs          1,647,000
               Advances to Crystalix Europe                             136,000
               Allowance for doubtful accounts                          113,000
                                                                ----------------
                                                                      6,134,000
            Deferred tax liabilities:
               Step-up of basis of intangible assets                   (554,000)
               Depreciation of property and equipment                  (678,000)
               Other basis differences for assets acquired             (251,000)
                                                                ----------------
                                                                     (1,483,000)
                                                                ----------------
               Net deferred tax asset                                 4,651,000
               Less valuation allowance                              (4,651,000)
                                                                ----------------

                                                                $            --
                                                                ================
         At December 31, 2004, the Company had federal net operating loss ("NOL") carryforwards of approximately $9,700,000. Federal NOLs could, if unused, begin to expire in 2018.

         The valuation allowance increased by $2,628,000 and $1,272,000 during 2004 and 2003, respectively.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:

                                                           2004           2003
             Federal income tax rate                     (34.0%)        (34.0%)
             State tax, net of federal benefit             --             --
             Loss for which no federal benefit was
               received                                   34.0%          34.0%
                                                        -------         ------
             Effective income tax rate                     0.0%           0.0%
                                                        =======         ======

         Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

NOTE 9 - RELATED PARTY TRANSACTIONS

         During the years ended December 31, 2004 and 2003 purchased equipment from a related party vendor amounting to $0 and $8,300, respectively. This related party vendor is wholly owned by a minority (non-controlling) shareholder of the Company and does not have any formal agreement. Management believes that these transactions are negotiated at arms length.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


         During the year ended December 31, 2004 and 2003, purchases of technology consulting services from the same related party vendor amounted to approximately $88,290 and $189,450, respectively.

         During the year ended  December 31,  2004,  the Company paid $1,995 for
         computer   consulting   services  from  a  company  that  our  majority
         shareholder has an ownership interest.

         On May 28, 2003, the Company entered into a consulting agreement with McCary & Rood, a company controlled by Mr. Kevin Ryan, that provides for a monthly consulting fee of $20,000. The agreement expires on the earlier of May 27, 2006 or on the date on which Mr. Ryan accepts a position as an officer of the Company. Mr. Ryan became an officer of the Company in July 2004, which terminated this agreement. For the years ended December 31, 2004 and 2003, consulting expenses related to this agreement amounted to $140,000 and $140,000, respectively.

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

         As a result of the settlement agreement, this agreement was declared null and void. Under the terms of the settlement, Mr. Van Damme is to keep the locations and the equipment at the locations. However, it is contemplated that he will replace the equipment and arrange for his own licensing of the proprietary technology within six months. While the Company's equipment is in his possession, he is to pay a flat licensing and royalty fee of $500 per month per laser.

         In April 2003, the Company entered into an agreement with Other Van Dam, a former officer and director and founder of Crystalix USA Group, to transfer ownership of certain laser equipment aboard the cruise ships owned by the Starboard Cruise line for the surrender of all of his Class A preferred stock and common stock. As a result of this transaction, the Company canceled 5,126,000 shares of common stock and 1,540,000 shares of Class A preferred stock owned by Mr. Van Dam and used the net book value of the laser equipment in the amount of $210,607 as the cost basis for the stock redemption.

         See Notes 4, 6 and 9 for additional related party transaction.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

         LEASES

         The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2004:

                Year ending December 31,
                  2005                             $          51,946
                  2006                                        70,819
                  2007                                        72,944
                  2008                                        18,370
                                                   -----------------

                                                   $         214,079
                                                   =================

         Rent expense amounted to $229,937 and $545,597 for the years ended December 31, 2004 and 2003, respectively.

         LITIGATION

         The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of December 31, 2004, the Company was not a named party to any pending legal

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


         proceedings, other than routine litigation deemed incidental to our business, except for the following:

         VITRO LASER GROUP USA -- On February 12, 2003, Vitro Laser Group USA, Inc. and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH ("Vitro") and the Company. The plaintiffs allege that Vitro and the Company wrongfully took two laser systems. The Company picked the laser systems up at the request of the owner of the lasers, Vitro, and returned them to their possession. Neither the Company nor its subsidiaries used these lasers in its operations. The plaintiffs seek a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro and the Company from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. In addition, the plaintiffs seek from the Company exemplary damages for conversion of the equipment, statutory damages of $2,000 and attorneys' fees for theft of the laser systems, actual damages for unjust enrichment, and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro. With respect to Vitro, the plaintiffs seek exemplary damages for fraud, actual damages for negligent misrepresentation, actual damages and attorneys' fees for breach of contract, and actual damages for breach of fiduciary duty. Vitro asserts that it was not properly served and that it is not amenable to suit or service in the United States since it is a German company. The Company filed a special appearance in the lawsuit to contest the court's jurisdiction over it. The court found that the court had jurisdiction over the Company and the Company appealed that ruling. On March 19, 2005, the plaintiffs agreed to release and discharge all claims against for a payment of $5,000.

NOTE 11 - IMPAIRMENT EXPENSE

         For the years ended December 31, 2004 and 2003, impairment expense consisted of the following:


                                                            2004          2003
                                                        -----------  -----------

            Impairment of property and equipment        $         -  $   243,893
            Impairment of value of customer lists                 -      155,220
            Impairment of capitalized software costs        176,052            -
            Impairment of website development costs          36,163            -
                                                        -----------  -----------
                                                        $   212,215  $   399,113
                                                        ===========  ===========

NOTE 12 - SUBSEQUENT EVENTS

         In April 2005, the Company entered into a new lease agreement for rental of its corporate office space in Las Vegas, Nevada that expires in March 2008. The future minimum lease payments are incorporated in the table presented on Note 10.