Form 10QSB
period 2005-03-31
CRYSTALIX GROUP INTERNATIONAL INC
filed 2005-05-16
CIK 1091356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No []

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 11, 2005 – 37,632,192 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No ☒

CRYSTALIX GROUP INTERNATIONAL, INC.

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

Consolidated Balance Sheet

		March 31, 2005 (unaudited)
ASSETS		
CURRENT ASSETS		
Cash and cash equivalents	$	42,400
Accounts receivable, net of allowance of $321,000		415,275
Inventory		1,393,309
Other current assets		133,549
TOTAL CURRENT ASSETS		1,984,533
PROPERTY AND EQUIPMENT, net (including equipment acquired from related party of $2,300,000 in 2002)		1,637,502
INTANGIBLE ASSETS		
Licenses and related costs, net of accumulated amortization of $581,555		1,308,346
Capitalized software costs, net of accumulated amortization of $32,530		14,314
Customer lists and relationships, net of accumulated amortization of $50,625		61,875
Artwork library, net of accumulated amortization of $671,996		223,999
Tradename and trademark, net of accumulated amortization of $7,074		8,645
		1,617,179
OTHER ASSETS		3,744
TOTAL ASSETS	$	5,242,958
LIABILITIES AND STOCKHOLDERS' DEFICIT		
CURRENT LIABILITIES		
Accounts payable and accrued expenses ($567,535 to related parties)	$	1,948,495
Customer deposits		132,287
Notes payable (including $3,440,603 to related parties), net of discounts of $1,096,254		4,686,416
Current portion of deferred revenue		840,380
TOTAL CURRENT LIABILITIES		7,607,578
NOTES PAYABLE, net of current portion (including $2,567,055 to related parties), net of discounts of $1,333,536		3,050,732
DEFERRED REVENUE, less current portion		744,840
TOTAL LIABILITIES		11,403,150
COMMITMENTS AND CONTINGENCIES		-
STOCKHOLDERS' DEFICIT		
Preferred stock - Class A, $0.001 par value; 10,000,000 shares authorized; 3,920,000 Class A shares issued and outstanding		3,920
Common stock; $0.001 par value; 300,000,000 shares authorized; 37,132,192 shares issued and outstanding		37,132
Additional paid-in capital		10,705,413
Other comprehensive loss - foreign currency translation		(75,050)
Accumulated deficit		(16,831,607)
TOTAL STOCKHOLDERS' DEFICIT		(6,160,192)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	5,242,958

See accompanying notes to the financial statements.

See accompanying notes to the financial statements.

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended	
	March 31, 2005 (unaudited)	March 31, 2004 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:		
Net loss	$ (786,045)	$ (1,042,827)
Adjustment to reconcile net loss to net cash used in operating activities		
Depreciation and amortization	245,721	273,133
Provision for doubtful accounts	(13,000)	6,000
Amortization of debt discounts	296,906	-
Exchange gain	39,773	12,249
(Gain) loss on disposal of fixed assets	-	8,156
Gain on cancelation of contracts with licensee	(249,263)	-
Changes in operating assets and liabilities:		
(Increase) decrease in:		
Accounts receivable	66,858	222,937
Inventory	(311,306)	9,698
Other current assets	96,471	8,659
Deposits	-	3,941
Increase (decrease) in:		
Accounts payable and accrued expenses	432,565	88,473
Customer deposits	108,866	119,862
Deferred revenue	(234,464)	(226,473)
Net cash used in operating activities	(306,918)	(516,192)
CASH FLOWS FROM INVESTING ACTIVITIES:		
Payments to acquire property and equipment	(10,373)	(5,005)
Net cash used in investing activities	(10,373)	(5,005)
CASH FLOWS FROM FINANCING ACTIVITIES:		
Net advances from related party	-	529,500
Proceeds from issuance of notes payable - related parties	90,000	-
Payments on notes payable	-	(1,346)
Payments on notes payable - related parties	-	(3,530)
Net cash provided by financing activities	90,000	524,624
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(333)	(75)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(227,624)	3,352
CASH AND CASH EQUIVALENTS, Beginning of period	270,024	58,881
CASH AND CASH EQUIVALENTS, End of period	$ 42,400	$ 62,233
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:		
Interest Paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to the financial statements.

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2005 of $786,045, used cash for operating activities of $306,918 for the three months ended March 31, 2005 and at March 31, 2005 had an accumulated deficit of $16,831,607 and a working capital deficit of $5,623,045. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently re-negotiated the repayment terms of certain debt and has issued a convertible promissory note in the amount of $2,000,000 to an unrelated third party. In July 2004, the Company has changed its senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. On April 29, 2005, the Company issued a convertible promissory note in the principal amount of $1,000,000. The Company has currently received funding of $400,000 and expects to receive the additional $600,000 over the next two years.

During the year ended December 31, 2004 the Company has significantly reduced its overhead expenses while maintaining its manufacturing facilities and equipment. The Company has eliminated non-critical personnel and expenditures, frozen wages and marketing expenditures, reduced travel and renegotiated leases. The Company believes it can grow revenues during the next 12 months without a significant increase to overhead. The Company has already begun selling its new laser machinery and has the current capacity to produce up to 36 units without any increases in overhead. The Company also has several internal machines currently operating under capacity that will allow the Company to increase sales of imaged glass with a minimal increase in overhead expenses. The Company also believes the impending patent litigation against the alleged infringers will increase its revenues as violators leave the industry and reduce competition.

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

The Company did not grant any new options and no options were cancelled or exercised during the three months ended March 31, 2005. As of March 31, 2005 and 2004, there were no options outstanding.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the three months ended March 31, 2005 and 2004.

NOTE 2 – LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 common equivalent shares outstanding at March 31, 2005 and 2004.

NOTE 3 – INVENTORY

Inventory at March 31, 2005, consist of the following:

Glass blocks, pre-made images and related products	$954,183
Electronic parts and accessories	439,126
$1,393,309

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005, consist of the following:

Equipment under operating leases as lessor	$1,491,692
Computers and equipment	825,200
Vehicles	4,000
Furniture and fixtures	177,237
Leasehold improvements	32,188
2,530,317
Less accumulated depreciation and amortization	892,815
$1,637,502

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – NOTES PAYABLE (INCLUDING RELATED PARTY NOTES)

Notes payable at March 31, 2005 consist of the following:

$1,824,000
Kevin Ryan (b)	5,396,764
Ryan Capital Management, Inc. (c)	452,137
McCary & Rood, Inc. (d)	280,000
McCary & Rood, Inc. (e)	214,037
CMKXTREME.COM (f)	2,000,000
10,166,938
Less debt discounts	(2,429,790)
Net amount of notes payable	7,737,148
Less current portion	(4,686,416)
Long-term portion	$3,050,732

a.

On July 21, 2004, the Company issued a convertible promissory note to Mr. John Woodward, the Company’s former President, in the amount of $1,824,000, which represents principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,278. This note bears interest at 10% per annum and calls for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note requires monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of the Company’s common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company’s common stock five business days immediately prior to the conversion notice or $0.08. The Company has agreed to register the shares issuable upon conversion of this note. The Company has determined that there is a beneficial conversion feature associated with this convertible promissory note in the amount of $615,600. This amount will be amortized as financing costs over the term of the note. This note is secured by all the assets of the Company, subordinated to Mr. Ryan’s secured position. The note is in default on certain interest payments, but the default provisions have been waived by the holder for the next year. The effective interest rate on this promissory note is approximately 21%.

b.

On July 21, 2004, the Company issued a convertible promissory note to Mr. Kevin Ryan, the Company’s Chief Executive Officer, in the amount of $5,396,764, which represents (a) principal due on a two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500, (c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note bears interest at 10% per annum and calls for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest will be added to the principal amount. Beginning on January 1, 2005, this note requires monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments can be paid with shares of the Company’s common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company’s common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Mr. Ryan a warrant to purchase 1,875,000 shares of the Company’s common stock at $0.08 per share and may be exercised by the holder at any time prior to July 21, 2011. The warrants also include a cashless exercise feature that allows the holder to pay the exercise price by surrendering a sufficient number of warrants to pay for the exercise price of the warrants being exercised as follows: warrants to be surrendered equals the total exercise price of warrants being exercised divided by the fair value of the Company’s common stock at the date of exercise. The Company has agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,625 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the note payable of $5,396,764 was proportionately allocated to the note and the warrants in the amounts of $5,203,330 and $193,434, respectively. The value of the note was then allocated between the note and the beneficial conversion feature, which amounted to $3,188,488 and $2,014,842, respectively. The combined total discount is $2,208,276, and is being amortized over the term of the note. This note is secured by all the assets of the Company. The note is in default on certain principal and interest payments, but the default provisions have been waived by the holder for the next year. The effective interest rate on this promissory note is approximately 24%.

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

f.

On September 23, 2004, the Company issued a convertible promissory note to CMKXTREME.COM in the amount of $2,000,000. This note bears interest at 10% per annum and calls for monthly principal payments of $83,333 plus accrued interest beginning November

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1, 2004 with any unpaid principal and interest due on October 1, 2006. The monthly principal and interest payments can be paid with shares of the Company’s common stock at the option of the holder. The conversion price is the lesser of the average closing price of the Company’s common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to CMKXTREME.COM a warrant to purchase 2,500,000 shares of the Company’s common stock at $0.08 per share and may be exercised by the holder at any time prior to September 23, 2011. The warrants also include a cashless exercise feature that allows the holder to pay the exercise price by surrendering a sufficient number of warrants to pay for the exercise price of the warrants being exercised as follows: warrants to be surrendered equals the total exercise price of warrants being exercised divided by the fair value of the Company’s common stock at the date of exercise. The Company has agreed to register the shares issuable upon conversion of this note and exercise of the warrant. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the convertible promissory note of $2,000,000 was proportionately allocated to the note and the warrants in the amounts of $1,818,182 and $181,818, respectively, using the relative fair value method. The value of the note was then allocated between the note and the beneficial conversion feature, which amounted to $1,636,364 and $181,818, respectively. The combined total discount is $363,636, and is being amortized over the term of the note. This note is secured by all the assets of the Company, subordinated to Mr. Ryan’s secured position. The note is in default on certain principal and interest payments, but the default provisions have been waived by the holder for the next year. The effective interest rate on this promissory note is approximately 19%.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“ SFAS No. 151”. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant if any, to the Company’s overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued SFAS No.153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. This pronouncement is effective for the Company, a small business issuer, as of the first interior annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

NOTE 7 – OTHER INCOME

During the three months ended March 31, 2005, the Company recognized other income of $249,263 related to the cancellation of certain licensee agreements. Five of the Company’s licensees and the Company mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. The Company has removed the laser equipment and deferred income from its books related to these five licensees and has recognized a gain of $249,263.

NOTE 8 – SUBSEQUENT EVENT

On April 29, 2005, the Company executed and delivered to Urban Casavant, as the trustee of the UAJC 2005 Irrevocable Trust, a convertible promissory note in the principal amount of $1,000,000. The note is secured by the Company’s 51% membership interest in Laser Design International, LLC (“LDI”), accrues interest at 10% per annum, is due May 1, 2007, and requires monthly payments of principal and accrued interest beginning July 1, 2005. The loan proceeds are to be funded over a two-year period. The note is convertible as to any payment when due, as to all or any portion of the note upon the sale of 51% or more of the Company’s outstanding common stock or sale of all of the Company’s assets, or as to a portion of the note not to exceed $1,000,000 upon an event of default. The conversion price is $0.05. The trustee of the Trust is the beneficial owner of CMKXTREME, Inc., which loaned $2,000,000 to the Company in September 2004. The Company has currently received funding of $400,000 and expects to receive the additional $600,000 over the next two years. Part of the funds already received went to purchase the Company’s interest in LDI.

As of April 11, 2005, the Company amended and restated its convertible promissory note to CMKXTREME, Inc. Interest accrued through May 31, 2005 under the original note but not paid will be due on the new maturity date of October 1, 2007. Monthly principal payments of $83,333 and interest accrued from June 1, 2005 are to begin July 1, 2005. John S. Woodward, who also has a security interest in all of the Company’s assets, agreed to subordinate his lien and security interest to those of CMKXTREME, Inc. In addition, Kevin Ryan, John Woodward, and CMKXTREME, Inc. agreed to subordinate their liens and security interests to those of the Trust. Kevin Ryan agreed that the liens and security interests of CMKXTREME, Inc. should have equal priority with his liens and security interests.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

General

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

Immediately following the acquisition, the former shareholders of Crystalix USA held approximately 77.6% of Americabilia’s total issued and outstanding common shares. Crystalix USA was thereby deemed to be the acquiror and surviving company for accounting purposes. Accordingly, the transaction has been accounted for as a reverse acquisition using the purchase method whereby the assets and liabilities of Americabilia have been recorded at their fair market values and operating results have been included in the company’s financial statements from the effective date of purchase. The net assets of Crystalix USA are included in the balance sheet at their historical book values and its results of operations have been presented for the comparative prior period.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the three months ended March 31, 2005 of $786,045, used cash for operating activities of $306,918 for the three months ended March 31, 2005, and at March 31, 2005 had an accumulated deficit of $16,831,607 and a working capital deficit of $5,623,045. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence. We have recently re-negotiated the repayment term of certain debt and have issued a $2,000,000 convertible promissory note to an unrelated third party. In July 2004, we changed our senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believe that the new management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. On April 29, 2005, we issued a convertible promissory note in the principal amount of $1,000,000. We have currently received funding of $400,000 and expect to receive the additional $600,000 over the next two years. Our discussion in “Plan of Operation” below details additional sales strategies to sustain operations.

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

INTANGIBLE ASSETS. Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO MARCH 31, 2004.

Our net revenues are derived from product sales, lease revenue, and royalty revenue.

PRODUCT SALES. We generate product sales through the sale of laser machines, of engraved glass products to customers in our retail kiosks, to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our product sales revenue for the three months ended March 31, 2005 increased by $361,699 or 68.8% from $526,024 for the three months ended March 31, 2004 to $887,723 for the three months ended March 31, 2005. The increase is principally due to us beginning to sell the laser machines in early 2005, rather than lease them to licensees as was the practice in the past. The laser machines generally sell for in excess of $150,000.

The cost of revenue with regard to product consists of the cost of the laser machine, glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue for product sales also increased by $190,658 or 83.8% from $227,529 for the three months ended March 31, 2004 to $418,187 for the same period in 2005. The increase is due to the increase in product sales. Cost of sales as a percentage of sales increased from 43.3% for the three months ended March 31, 2004 to 47.1% for the same period in 2005. The increase is due to higher sales of lower gross margin products.

LEASE REVENUE. We receive lease revenues from our independent distributors under the terms of master equipment leases they have executed with us. Our lease revenue for the three months ended March 31, 2005 decreased by $37,166 or 12.9% from $288,958 for the three months ended March 31, 2004 to $251,792 for the three months ended March 31, 2005. The reduction in our lease revenue is due to licensees continuing to cancel their contracts. The licensee contracts were cancelled at the request of the licensees. The requests for cancellation were granted based on the financial condition of the licensees and their inability to continue to run a viable business enterprise. During the three months ended March 31, 2005, five licensees canceled their contracts and management believes more could cease operations during the next twelve months.

The lease cost of revenue consists primarily of the amortization of property, plant, and equipment, including the direct personnel costs and direct product costs associated with the assembly of the leased equipment. Our cost of lease revenue also decreased by $104,917 or 59.6% from $176,051 for the three months ended March 31, 2004 to $71,134 for same period in 2005 due to a decrease in lease revenue. Our gross margin increased from 39.1% for the three months ended March 31, 2004 to 71.7% for the same period in 2005 due to lower assembly costs for new leased equipment since we did not enter into any new agreements with independent distributors in 2005.

ROYALTY REVENUE. We receive royalty revenues from our independent distributors under the terms of master equipment leases and software license agreements they have executed with us. Our royalty revenue for the three months ended March 31, 2005 decreased by $8,801 or 41.0% from $21,511 for the three months ended March 31, 2004 to $12,710 for the three months ended March 31, 2005. The reduction in our royalty revenue is due to the cancellation of licensee contracts and a reduction of sales subject to royalties generated by our independent distributors.

Royalty cost of revenue consists of the royalty payments we make to Laser Design International for the license rights on the patent protecting the laser imaging process. Our cost of royalty revenue decreased by $9,900 or 69.2% from $14,303 for three months ended March 31, 2004 to $4,403 for the same period in 2005. The decrease is principally due to the cancellation of licensee contracts and a reduction of sales subject to royalties.

GROSS PROFIT. As a result of the increase in total revenue of $315,732 and an increase in total cost of revenue of $75,841, our gross profit increased $239,891. As a percentage of revenue, gross profit was 57.2% for the three months ended March 31, 2005, as compared to 50.0% for 2004.

OPERATING EXPENSES. Payroll and related benefits for the three months ended March 31, 2005 decreased by $58,728 or 11.8% from $498,147 for the three months ended March 31, 2004 to $439,419 for the three months ended March 31, 2005. The decrease is a result of a reduction in personnel due to corporate downsizing.

General and administrative expenses for the three months ended March 31, 2005 decreased by $141,198 or 16.7% from $843,343 for the three months ended March 31, 2004 to $702,145 for the three months ended March 31, 2005. The decrease is principally due to a reduction in accounting and audit related fees, and legal fees.

OTHER INCOME AND EXPENSES. Other income, net for the three months ended March 31, 2005 increased by $234,919 or 1,637.8% from $14,334 for the three months ended March 31, 2004 to $249,263 for the three months ended March 31, 2005. During the three months ended March 31, 2005, we recognized other income of $249,263 related to the cancellation of certain licensee agreements. Five of our licensees and we mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. We removed the laser equipment and deferred income from our books related to these five licensees and recognized a gain of $249,263.

Interest expense for the three months ended March 31, 2005 increased by $417,954 or 311.2% from $134,291 for the three months ended March 31, 2004 to $552,245 for the three months ended March 31, 2005. The significant increase is due to the increase in debt and the amortization of debt discounts of $296,906 during the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had a working capital deficit of $5,623,045, as compared to $4,262,946 at December 31, 2004. We had cash and cash equivalents of $42,400 at March 31, 2005 as compared to $270,024 at December 31, 2004. The increase in the working capital deficit is principally due to the operating loss incurred during the three months ended March 31, 2005 and the increase in the current portion of notes payable.

Our current cash on hand plus cash expected to be generated from operations will not be sufficient to sustain our current operations and service our outstanding debt for the next twelve months. In order to meet our short-term cash needs, we will need to issue debt or equity securities of at least $3,000,000 in order to service existing debt requirements and to sustain operations until such time that we can generate positive cash flow from our operations. If we can obtain financing to meet these short-term needs, then we should be able to generate a positive cash flow in the long-term from the sales generated from the machinery that would be manufactured using funds received from the financing. In the first quarter of 2005, we have introduced our new retail machine within the U.S. market and are taking deposits on their delivery. The sale of these machines will provide operating capital necessary to meet overhead and to buy parts for the manufacture of additional retail machines. Glass orders are also growing as we penetrate the promotional product industry. Additional capital will be necessary to purchase components for the manufacture of production machines to sell and use internally.

As of April 29, 2005, we issued a convertible promissory note for $1,000,000. See Note 8 of Notes to Consolidated Financial Statements. We have currently received funding of $400,000 and expect to receive the additional $600,000 over the next two years. Part of the funds we already received was used to purchase our interest in LDI. An additional $2,000,000 would be required during the next few months to finance the mass manufacture of equipment for resale and pay off some operating expenses. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year.

During the three months ended March 31, 2005, our financing activities provided cash of $90,000, while our operating and investing activities used cash of $306,918 and $10,373, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

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

As a result of not marketing retail laser engraving equipment in the United States in 2004, we have accumulated numerous inquiries for new independent distributorships and aggressively resumed negotiations to sell the laser engraving equipment in the United States. We expect to start delivering units with the United States market by the beginning of the second quarter of 2005. We have a sales office in Dublin, Ireland, that sold the new laser equipment within Europe during 2004 and intend to accelerate that pace this year. We believe that this sales effort should have an immediate positive impact on revenues and cash flow as early as the second quarter of 2005.

The production facility based in Berlin, Germany, had finalized the research and development of the new machine in 2003 and we began producing and selling the new laser equipment in 2004. We began production of new machines and sold one laser machine in the first quarter of 2005. The production should then increase to five machines per month for the second quarter, with anticipated demand for all machines within the same quarter. We have set the same sales targets for the last two quarters of 2005. We believe there is worldwide demand for the machines greater than current production capacity. Accordingly, we will continue to seek outside financing to increase production capacity while machine and glass sales continue to move us towards financial stability and growth within the current structure.

We plan to initiate a second phase of our independent distributors program. For a reduced fee, we will sell a satellite laser system to a satellite partner, consisting of a three-dimensional scanner/camera and computer workstation. We will offer an optional sales booth and display counter. Instead of producing the glass products at the retail location, a satellite partner would scan a customer’s facial image, e-mail the image and order information to us, and allow us to produce the actual glass product. The satellite partner would pay us a software-licensing fee of 10% of gross sales and a facial image production fee. In addition, a satellite partner would have the option to purchase corporate awards, wedding, and giftware items at wholesale prices for resale to the public.

We have secured direct glass suppliers in China, which should help reduce glass and component costs. With the completion of the new laser-engraving machine, we expect expenses to continue to decrease in 2005 and our production efficiencies to increase and lead to a lower cost of manufacturing the machine. Negotiations are in progress with major component suppliers, which should result in quantity discounts on purchases. Accordingly, we expect cost of goods sold to decrease as a percentage of sales in both glass and machine segments.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the company in periodic press releases, oral statements made by the company’s officials to analysts and shareholders in the course of presentations about the company, constitute “forward-looking statements.” All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to, (1) risks pertaining to implementation of our proposed expansion of our distribution network; (2) competitive pressures in the giftware industry; (3) disputes or claims regarding the company’s proprietary rights to its software and intellectual property; (4) acceptance of our products by corporate customers; (5) costs of desirable retail locations; (6) availability of suitable optic glass and laser equipment components; (7) general economic and business conditions; (8) ability to successfully integrate acquired operations; and (9) other factors over which we have little or no control. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

In January 2005, Crystal Clear LLC filed a first amended complaint, alleging that it was fraudulently induced to become a marketing affiliate of ours and breach of contract. The suit had been commenced in August 2003, but had sat dormant until the January 2005 filing. The plaintiff seeks a judgment declaring that it was fraudulently induced to enter into the master equipment lease and software license agreement in October 2002, a rescission of the agreement, unspecified damages, interest, and costs. A default was entered against the registrant on April 13, 2005 and on May 5, 2005, the plaintiff filed a motion for assessment of damages. No hearing has yet been scheduled on this motion and no final judgment has been entered in the case. This action has been held in abeyance while negotiations are taking place to settle the matter.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

Regulation S-B Number	Exhibit
2.1	Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
2.2	Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
2.3	Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
3.1	Articles of Incorporation of Crystalix Group International, Inc. (4)
3.2	Bylaws of Americabilia.com, Inc. (5)
10.1	Form of Master Equipment Lease and Software License Agreement (4)

Regulation S-B Number	Exhibit
10.2	Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (4)
10.3	Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd. (4)
10.4	Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window & Door Company and Crystalix USA Group, and amendment thereto (4)
10.5	Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
10.6	Promissory note to Kevin T. Ryan dated December 20, 2002 (4)
10.7	Promissory note to Kevin Ryan dated December 23, 2002 (4)
10.8	Bridge Loan Agreement dated October 21, 2003 (6)
10.9	Revolving Credit Agreement dated as of December 1, 2003 with Kevin Ryan (7)
10.10	Secured Promissory Note dated December 1, 2003 to Kevin Ryan (7)
10.11	Consulting Agreement made as of May 28, 2003 with McCary & Rood (7)
10.12	Irrevocable Proxy Coupled with an Interest granted to Ryan Capital Management, Inc. dated November 26, 2003 (7)
10.13	Settlement Agreement and Release between Crystalix Group International, Inc. and John S. Woodward dated July 21, 2004 (8)
10.14	Amended and Restated Convertible Promissory Note to John S. Woodward dated July 21, 2004 (8)
10.15	Settlement Agreement and Release among Crystalix Group International, Inc. Kevin T Ryan, Ryan Capital Management, Inc. and McCary & Rood dated July 21, 2004. (8)
10.16	Amended and Restated Convertible Promissory Note to Kevin T. Ryan dated July 21, 2004 (8)
10.17	Promissory Note to Ryan Capital Management, Inc. dated July 21, 2004 (8)
10.18	Promissory Note for $280,000 to McCary & Rood dated August 1, 2004 (8)
10.19	Promissory Note for $214,037 to McCary & Rood dated August 1, 2004 (8)
10.20	Amended and Restated Warrant to Purchase Common Stock of Crystalix Group International, Inc. issued to Kevin T. Ryan (9)
10.21	Registration Rights Agreement (8)
10.22	Convertible Promissory Note to CMKXTREME.COM dated September 23, 2004 (10)
10.23	Amended and Restated Warrant to Purchase Common Stock issued to CMKXTREME.COM (9)
21.1	Subsidiaries of Crystalix Group International, Inc. (4)
31.1	Rule 13a-14(a) Certifications

Regulation S-B Number	Exhibit
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed October 9, 2002.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 4, 2002.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 30, 2002.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed March 3, 2000.
(6)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003.
(8)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB/A for the quarter ended June 30, 2004.
(9)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTALIX GROUP INTERNATIONAL, INC.

Dated: May 16, 2005	By: /s/ Kevin T. Ryan
Kevin T. Ryan
Chief Executive Officer

Dated: May 16, 2005	By: /s/ Robert J. McDermott
Robert J. McDermott
Chief Financial Officer