Form 10QSB
period 2005-06-30
CRYSTALIX GROUP INTERNATIONAL INC
filed 2005-08-15
CIK 1091356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

0-29781

(Commission file number)

CRYSTALIX GROUP INTERNATIONAL, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization	65-0142472 (IRS Employer Identification No.)

1181 Grier Drive, Suite B, Las Vegas, Nevada 89119

(Address of principal executive offices)

(702) 740-4616

(Issuer’s telephone number)

5275 South Arville Street, Suite B-116, Las Vegas, Nevada 89118

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No []

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 12, 2005 – 37,632,192 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No ☒

CRYSTALIX GROUP INTERNATIONAL, INC.

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Balance Sheet

		June 30, 2005 (unaudited)
ASSETS		
CURRENT ASSETS		
Cash and cash equivalents	$	81,743
Accounts receivable, net of allowance of $250,500		229,750
Inventory		1,328,446
Other current assets		612,257
TOTAL CURRENT ASSETS		2,252,196
PROPERTY AND EQUIPMENT, net (including equipment acquired from related party of $2,300,000 in 2002)		1,512,933
INTANGIBLE ASSETS		
Licenses and related costs, net of accumulated amortization of $626,350		1,263,551
Capitalized software costs, net of accumulated amortization of $36,568		10,276
Customer lists and relationships, net of accumulated amortization of $56,250		56,250
Artwork library, net of accumulated amortization of $746,663		149,332
Tradename and trademark, net of accumulated amortization of $7,859		7,860
		1,487,269
OTHER ASSETS		5,589
TOTAL ASSETS	$	5,257,987
LIABILITIES AND STOCKHOLDERS' DEFICIT		
CURRENT LIABILITIES		
Accounts payable and accrued expenses ($771,709 to related parties)	$	2,546,954
Customer deposits		23,809
Notes payable (including $4,119,263 to related parties), net of discounts of $1,105,507		5,896,674
Current portion of deferred revenue		793,342
TOTAL CURRENT LIABILITIES		9,260,779
NOTES PAYABLE, net of current portion (including $2,127,439 to related parties), net of discounts of $1,067,058		2,637,699
DEFERRED REVENUE, less current portion		617,768
TOTAL LIABILITIES		12,516,246
COMMITMENTS AND CONTINGENCIES		-
STOCKHOLDERS' DEFICIT		
Preferred stock - Class A, $0.001 par value; 10,000,000 shares authorized; 3,920,000 Class A shares issued and outstanding		3,920
Common stock; $0.001 par value; 300,000,000 shares authorized; 37,132,192 shares issued and outstanding		37,132
Additional paid-in capital		10,735,413
Other comprehensive loss - foreign currency translation		(5,173)
Accumulated deficit		(18,029,551)
TOTAL STOCKHOLDERS' DEFICIT		(7,258,259)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$	5,257,987

See accompanying notes to the financial statements.

See accompanying notes to the financial statements.

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

		Six Months Ended		
		June 30, 2005		June 30, 2004
		(unaudited)		(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:				
Net loss	$	(1,983,989)	$	(1,834,687)
Adjustment to reconcile net loss to net cash used in operating activities				
Depreciation and amortization		500,200		552,972
Amortization of debt discounts		584,131		-
Exchange gain		110,308		15,097
Gain on disposal of fixed assets		-		(1,973)
Gain on cancelation of contracts with licensee		(249,263)		-
Changes in operating assets and liabilities:				
(Increase) decrease in:				
Accounts receivable		252,383		110,258
Inventory		(259,443)		50,663
Other current assets		(384,082)		(17,594)
Deposits		-		3,974
Increase (decrease) in:				
Accounts payable and accrued expenses		1,031,024		104,388
Customer deposits		388		(37,904)
Deferred revenue		(408,574)		(472,634)
Net cash used in operating activities		(806,917)		(1,527,440)
CASH FLOWS FROM INVESTING ACTIVITIES:				
Payment to repurchase laser		-		(39,006)
Payments to acquire property and equipment		(10,373)		(17,053)
Net cash used in investing activities		(10,373)		(56,059)
CASH FLOWS FROM FINANCING ACTIVITIES:				
Net advances from related party		-		1,576,402
Proceeds from issuance of notes payable - related parties		90,000		-
Proceeds from issuance of notes payable		540,000		-
Payments on notes payable		-		(3,600)
Payments on notes payable - related parties		-		(3,530)
Net cash provided by financing activities		630,000		1,569,272
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS		(991)		-
NET DECREASE IN CASH AND CASH EQUIVALENTS		(188,281)		(14,227)
CASH AND CASH EQUIVALENTS, Beginning of period		270,024		58,881
CASH AND CASH EQUIVALENTS, End of period	$	81,743	$	44,654
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:				
Interest Paid	$	-	$	-
Income taxes paid	$	-	$	-

See accompanying notes to the financial statements.

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-KSB. The results of the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2005 of $1,983,989, used cash for operating activities of $806,917 for the six months ended June 30, 2005 and at June 30, 2005 had an accumulated deficit of $18,029,551 and a working capital deficit of $7,008,583. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently re-negotiated the repayment terms of certain debt and has issued a convertible promissory note in the amount of $2,000,000 to an unrelated third party. In July 2004, the Company has changed its senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believes that the new management team will be able to achieve profitable operations, but there can be no assurance that the Company will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. On April 11, 2005, the Company issued a convertible promissory note in the principal amount of $1,000,000. The Company has currently received funding of $540,000 and expects to receive the additional $460,000 over the next two years.

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

Stock Options

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company did not grant any new options and no options were cancelled or exercised during the six months ended June 30, 2005. As of June 30, 2005 and 2004, there were no options outstanding.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the six months ended June 30, 2005 and 2004.

NOTE 2 – LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, “Earnings per Share.” Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 common equivalent shares outstanding at June 30, 2005 and 2004.

NOTE 3 – INVENTORY

Inventory at June 30, 2005, consist of the following:

Glass blocks, pre-made images and related products	$950,077
Electronic parts and accessories	378,369
$1,328,446

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005, consist of the following:

Equipment under operating leases as lessor	$1,491,692
Computers and equipment	810,816
Vehicles	4,000
Furniture and fixtures	177,237
Leasehold improvements	32,188
2,515,933
Less accumulated depreciation and amortization	1,003,000
$1,512,933

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – NOTES PAYABLE (INCLUDING RELATED PARTY NOTES)

Notes payable at June 30, 2005 consist of the following:

John Woodward	$1,824,000
Kevin Ryan	5,396,764
Ryan Capital Management, Inc.	452,137
McCary & Rood, Inc.	280,000
McCary & Rood, Inc.	214,037
CMKXTREME.COM	2,000,000
UAJC 2005 Irrevocable Trust (a)	540,000
10,706,938
Less debt discounts	(2,172,565)
Net amount of notes payable	8,534,373
Less current portion	(5,896,674)
Long-term portion	$2,637,699

a.

On April 11, 2005, the Company executed and delivered to Urban Casavant, as the trustee of the UAJC 2005 Irrevocable Trust, a convertible promissory note in the principal amount of $1,000,000. The note is secured by the Company’s 51% membership interest in Laser Design International, LLC (“LDI”), (See Note 8), accrues interest at 10% per annum, is due May 1, 2007, and requires monthly payments of principal and accrued interest beginning July 1, 2005. The loan proceeds are to be funded over a two-year period. The note is convertible as to any payment when due, as to all or any portion of the note upon the sale of 51% or more of the Company’s outstanding common stock or sale of all of the Company’s assets, or as to a portion of the note not to exceed $1,000,000 upon an event of default. The conversion price is $0.05. The value of the note was allocated between the note and the beneficial conversion feature, which amounted to $510,000 and $30,000, respectively. The beneficial conversion feature of $30,000 is being amortized over the term of the note. The trustee of the Trust is the beneficial owner of CMKXTREME, Inc., which loaned $2,000,000 to the Company in September 2004. The Company has currently received funding of $540,000 and expects to receive the additional $460,000 over the next two years.

As of April 11, 2005, the Company amended and restated its convertible promissory note to CMKXTREME, Inc. Interest accrued through May 31, 2005 under the original note but not paid will be due on the new maturity date of October 1, 2007. Monthly principal payments of $83,333 and interest accrued from June 1, 2005 are to begin July 1, 2005. John S. Woodward, who also has a security interest in all of the Company’s assets, agreed to subordinate his lien and security interest to those of CMKXTREME, Inc. In addition, Kevin Ryan, John Woodward, and CMKXTREME, Inc. agreed to subordinate their liens and security interests to those of the Trust. Kevin Ryan agreed that the liens and security interests of CMKXTREME, Inc. shall have equal priority with his liens and security interests.

NOTE 6 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

NOTE 7 – OTHER INCOME

During the six months ended June 30, 2005, the Company recognized other income of $249,263 related to the cancellation of certain licensee agreements. Five of the Company’s licensees and the Company mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. The Company has removed the laser equipment and deferred income from its books related to these five licensees and has recognized a gain of $249,263.

NOTE 8 – SUBSEQUENT EVENT

As of August 12, 2005, the Company is in final negotiations for the purchase of a 51% interest in Laser Design International, LLC, a California limited liability company (“LDI”). The purchase agreement is being reviewed by the Company and is expected to be signed by all parties within the next two weeks. The Company has agreed to $708,000 for a 51% interest in LDI as follows; $75,000 deposit already paid; $250,000 at closing and $76,600 on each of the following dates: December 31, 2005, April 30, 2006, August 31, 2006, December 31, 2006 and April 8, 2007. In addition, the Company has agreed to pay $150,000 to Norwood Operating Company, LLC. A portion of the purchase price will be funded by the convertible note from the UAJC 2005 Irrevocable Trust (See Note 5). The collateral for the $1,000,000 convertible note will be the Company’s 51% ownership in LDI.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the six months ended June 30, 2005 of $1,983,989, used cash for operating activities of $806,917 for the six months ended June 30, 2005, and at June 30, 2005 had an accumulated deficit of $18,029,551 and a working capital deficit of $7,008,583. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence. We have recently re-negotiated the repayment term of certain debt and have issued a $2,000,000 convertible promissory note to an unrelated third party. In July 2004, we changed our senior management by naming Mr. Kevin Ryan as Chief Executive Officer and Mr. Robert McDermott as Chief Financial Officer and believe that the new management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. On April 11, 2005, we issued a convertible promissory note in the principal amount of $1,000,000. We have currently received funding of $540,000 and expect to receive the additional $460,000 over the next two years. Our discussion in “Plan of Operation” below details additional sales strategies to sustain operations.

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

MACHINE SALES. Laser equipment is no longer leased, but rather sold to our independent distributors/retailers in three installment payments as follows: 40% upon order, 40% prior to delivery, and 20% upon completion of installation of equipment at the retail location. We retain ownership of the proprietary software and license use of the software to the distributor/retailer for a monthly fee, which is normally under $500.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004.

Our net revenues are derived from product sales, lease revenue, and royalty revenue.

PRODUCT SALES. We generate product sales through the sale of laser machines, of engraved glass products to customers in our retail kiosks, to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our product sales revenue for the three months ended June 30, 2005 decreased by $328,177 or 30.4% from $1,078,882 for the three months ended June 30, 2004 to $750,705 for the three months ended June 30, 2005. The decrease is principally due to lower glass sales to our licensees.

The cost of revenue with regard to product consists of the cost of the laser machine, glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue for product sales also increased by $56,180 or 10.9% from $512,853 for the three months ended June 30, 2004 to $569,033 for the same period in 2005. Cost of sales as a percentage of sales increased from 47.5% for the three months ended June 30, 2004 to 75.8% for the same period in 2005. The increase is due to higher sales of lower gross margin products.

LEASE REVENUE. We receive lease revenues from our independent distributors under the terms of master equipment leases they have executed with us. Our lease revenue for the three months ended June 30, 2005 decreased by $137,234 or 46.9% from $292,534 for the three months ended June 30, 2004 to $155,300 for the three months ended June 30, 2005. The reduction in our lease revenue is due to licensees continuing to cancel their contracts. The licensee contracts were cancelled at the request of the licensees. The requests for cancellation were granted based on the financial condition of the licensees and their inability to continue to run a viable business enterprise. During the three months ended June 30, 2005, five licensees canceled their contracts and management believes more could cease operations during the next twelve months.

The lease cost of revenue consists primarily of the amortization of property, plant, and equipment, including the direct personnel costs and direct product costs associated with the assembly of the leased equipment. Our cost of lease revenue also decreased by $8,492 or 9.5% from $89,658 for the three months ended June 30, 2004 to $81,166 for same period in 2005 due to a decrease in lease revenue. Our gross margin decreased from 69.4% for the three months ended June 30, 2004 to 47.7% for the same period in 2005 due to the fixed nature of these costs which results in a lower gross profit since the revenues have decreased.

ROYALTY REVENUE. We receive royalty revenues from our independent distributors under the terms of master equipment leases and software license agreements they have executed with us. Our royalty revenue for the three months ended June 30, 2005 decreased by $30,816 or 100.0% from $30,816 for the three months ended June 30, 2004 to $0 for the three months ended June 30, 2005. The reduction in our royalty revenue is due to the cancellation of licensee contracts and a reduction of sales subject to royalties generated by our independent distributors.

Royalty cost of revenue consists of the royalty payments we make to Laser Design International for the license rights on the patent protecting the laser imaging process. Our cost of royalty revenue decreased by $19,854 or 100.0% from $19,854 for three months ended June 30, 2004 to $0 for the same period in 2005. The decrease is principally due to the cancellation of licensee contracts and a reduction of sales subject to royalties.

GROSS PROFIT. As a result of the decrease in total revenue of $496,227 and an increase in total cost of revenue of $27,834, our gross profit decreased $524,061. As a percentage of revenue, gross profit was 28.2% for the three months ended June 30, 2005, as compared to 55.6% for 2004.

OPERATING EXPENSES. Payroll and related benefits for the three months ended June 30, 2005 decreased by $37,724 or 8.9% from $423,285 for the three months ended June 30, 2004 to $385,561 for the three months ended June 30, 2005. The decrease is a result of a reduction in personnel due to corporate downsizing.

General and administrative expenses for the three months ended June 30, 2005 decreased by $380,697 or 42.4% from $898,129 for the three months ended June 30, 2004 to $517,432 for the three months ended June 30, 2005. The decrease is principally due to a reduction in accounting and audit related fees, and legal fees.

OTHER INCOME AND EXPENSES. Other income, net for the three months ended June 30, 2005 decreased by $10,128 or 100.0% from $10,128 for the three months ended June 30, 2004 to $0 for the three months ended June 30, 2005.

Interest expense for the three months ended June 30, 2005 increased by $290,316 or 111.5% from $260,441 for the three months ended June 30, 2004 to $550,757 for the three months ended June 30, 2005. The significant increase is due to the increase in debt and the amortization of debt discounts of $287,225 during the three months ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO JUNE 30, 2004.

PRODUCT SALES. Our product sales revenue for the six months ended June 30, 2005 increased by $33,522 or 2.1% from $1,604,906 for the six months ended June 30, 2004 to $1,638,428 for the six months ended June 30, 2005. The increase is principally due to us beginning to sell the laser machines in 2005, rather than lease them to licensees as was the practice in the past partially offset by lower glass sales to our licensees. The laser machines generally sell for in excess of $139,000.

Our cost of revenue for product sales also increased by $246,838 or 33.3% from $740,382 for the six months ended June 30, 2004 to $987,220 for the same period in 2005. The increase is due to the increase in product sales. Cost of sales as a percentage of sales increased from 46.1% for the six months ended June 30, 2004 to 60.3% for the same period in 2005. The increase is due to higher sales of lower gross margin products.

LEASE REVENUE. Our lease revenue for the six months ended June 30, 2005 decreased by $174,400 or 30.0% from $581,492 for the six months ended June 30, 2004 to $407,092 for the six months ended June 30, 2005. The reduction in our lease revenue is due to licensees continuing to cancel their contracts. The licensee contracts were cancelled at the request of the licensees. The requests for cancellation were granted based on the financial condition of the licensees and their inability to continue to run a viable business enterprise. During the six months ended June 30, 2005, five licensees canceled their contracts and management believes more could cease operations during the next twelve months.

Our cost of lease revenue also decreased by $113,409 or 42.7% from $265,709 for the six months ended June 30, 2004 to $152,300 for same period in 2005 due to a decrease in lease revenue. Our gross margin increased from 54.3% for the six months ended June 30, 2004 to 62.67% for the same period in 2005 due to lower assembly costs for new leased equipment since we did not enter into any new agreements with independent distributors in 2005.

ROYALTY REVENUE. Our royalty revenue for the six months ended June 30, 2005 decreased by $39,917 or 75.6% from $52,327 for the six months ended June 30, 2004 to $12,710 for the six months ended June 30, 2005. The reduction in our royalty revenue is due to the cancellation of licensee contracts and a reduction of sales subject to royalties generated by our independent distributors.

Our cost of royalty revenue decreased by $29,754 or 87.1% from $34,157 for six months ended June 30, 2004 to $4,403 for the same period in 2005. The decrease is principally due to the cancellation of licensee contracts and a reduction of sales subject to royalties.

GROSS PROFIT. As a result of the decrease in total revenue of $180,495 and an increase in total cost of revenue of $103,675, our gross profit decreased $284,170. As a percentage of revenue, gross profit was 44.4% for the six months ended June 30, 2005, as compared to 53.5% for 2004.

OPERATING EXPENSES. Payroll and related benefits for the six months ended June 30, 2005 decreased by $96,452 or 10.5% from $921,432 for the six months ended June 30, 2004 to $824,980 for the six months ended June 30, 2005. The decrease is a result of a reduction in personnel due to corporate downsizing.

General and administrative expenses for the six months ended June 30, 2005 decreased by $521,895 or 30.0% from $1,741,472 for the six months ended June 30, 2004 to $1,219,577 for the six months ended June 30, 2005. The decrease is principally due to a reduction in accounting and audit related fees, and legal fees.

OTHER INCOME AND EXPENSES. Other income, net for the six months ended June 30, 2005 increased by $224,791 or 918.6% from $24,472 for the six months ended June 30, 2004 to $249,263 for the six months ended June 30, 2005. During the six months ended June 30, 2005, we recognized other income of $249,263 related to the cancellation of certain licensee agreements. Five of our licensees and we mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. We removed the laser equipment and deferred income from our books related to these five licensees and recognized a gain of $249,263.

Interest expense for the six months ended June 30, 2005 increased by $708,270 or 179.43% from $394,732 for the six months ended June 30, 2004 to $1,103,002 for the six months ended June 30, 2005. The significant increase is due to the increase in debt and the amortization of debt discounts of $584,131 during the six months ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had a working capital deficit of $7,008,583, as compared to $4,262,946 at December 31, 2004. We had cash and cash equivalents of $81,743 at June 30, 2005 as compared to $270,024 at December 31, 2004. The increase in the working capital deficit is principally due to the operating loss incurred during the six months ended June 30, 2005 and the increase in the current portion of notes payable.

Our current cash on hand plus cash expected to be generated from operations will not be sufficient to sustain our current operations and service our outstanding debt for the next twelve months. In order to meet our short-term cash needs, we will need to issue debt or equity securities of at least $3,000,000 in order to service existing debt requirements and to sustain operations until such time that we can generate positive cash flow from our operations. If we can obtain financing to meet these short-term needs, then we should be able to generate a positive cash flow in the long-term from the sales generated from the machinery that would be manufactured using funds received from the financing. In the first quarter of 2005, we have introduced our new retail machine within the U.S. market and are actively marketing the machine. The sale of these machines will provide operating capital necessary to meet overhead and to buy parts for the manufacture of additional retail machines. Glass orders are also growing as we penetrate the promotional product industry. Additional capital will be necessary to purchase components for the manufacture of production machines to sell and use internally.

As of April 11, 2005, we issued a convertible promissory note for $1,000,000. We have currently received funding of $540,000 and expect to receive the additional $460,000 over the next two years. Part of the funds we already received was used to purchase our interest in LDI. An additional $2,000,000 would be required during the next few months to finance the mass manufacture of equipment for resale and pay off some operating expenses. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year.

During the six months ended June 30, 2005, our financing activities provided cash of $90,000, while our operating and investing activities used cash of $806,917 and $10,373, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

PLAN OF OPERATION

We believe that we have positioned Crystalix to become a leader in the sub-surfaced glass etching industry, now that our reorganization is almost complete, including the purchase of controlling interest in the patent process. Our management has developed a plan of operation for the next 12 months that will increase our sales and profitability. In our Las Vegas corporate headquarters, we have put into place officers and department heads bringing various areas of expertise to design and implement our plan of operation.

Our sales push began in 2005 at the Promotional Product Industry Convention, where our goal is to increase sales in the corporate and promotional lines. The two-dimensional portrait line is continuing rapid growth as we have added another 300 Canadian chain studios to our existing 900 studios in the U.S. We are in negotiations with other national portrait studios as the two-dimensional portrait demand continues to grow at a rapid pace.

As a result of not marketing retail laser engraving equipment in the United States in 2004, we have accumulated numerous inquiries for new independent distributorships and aggressively resumed negotiations to sell the laser engraving equipment in the United States and abroad. We expect to start delivering units into the market by the end of the third quarter of 2005. We have a sales office in Dublin, Ireland, that sold the new laser equipment within Europe during 2004 and intends to continue with that effort for the second half of 2005. We believe that this sales effort should have an immediate positive impact on revenues and cash flow as early as the third quarter of 2005.

We have set aggressive sales targets for the last two quarters of 2005. We believe there is worldwide demand for the machines greater than current production capacity. Accordingly, we will continue to seek outside financing to increase production capacity while machine and glass sales continue to move us towards financial stability and growth within the current structure.

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

In January 2005, Crystal Clear LLC filed a first amended complaint against us, alleging that it was fraudulently induced to become a marketing affiliate of ours and breach of contract. The suit had been commenced in August 2003 in the Superior Court of the Commonwealth of Massachusetts, but had sat dormant until the January 2005 filing. The plaintiff sought a judgment declaring that it was fraudulently induced to enter into the master equipment lease and software license agreement in October 2002, a rescission of the agreement, unspecified damages, interest, and costs. On July 1, 2005, we entered into a settlement agreement with Crystal Clear LLC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable

Item 6.	Exhibits

(a)	Exhibits

Regulation S-B Number	Exhibit
2.1	Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
2.2	Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
2.3	Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
3.1	Articles of Incorporation of Crystalix Group International, Inc. (4)
3.2	Bylaws of Americabilia.com, Inc. (5)
10.1	Form of Master Equipment Lease and Software License Agreement (4)
10.2	Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (4)
10.3	Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd. (4)
10.4	Sub-Lease Agreement, dated December 13, 2001, among Arville & Russell, LLC, Western Window & Door Company and Crystalix USA Group, and amendment thereto (4)

Regulation S-B Number	Exhibit
10.5	Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
10.6	Promissory note to Kevin T. Ryan dated December 20, 2002 (4)
10.7	Promissory note to Kevin Ryan dated December 23, 2002 (4)
10.8	Bridge Loan Agreement dated October 21, 2003 (6)
10.9	Revolving Credit Agreement dated as of December 1, 2003 with Kevin Ryan (7)
10.10	Secured Promissory Note dated December 1, 2003 to Kevin Ryan (7)
10.11	Consulting Agreement made as of May 28, 2003 with McCary & Rood (7)
10.12	Irrevocable Proxy Coupled with an Interest granted to Ryan Capital Management, Inc. dated November 26, 2003 (7)
10.13	Settlement Agreement and Release between Crystalix Group International, Inc. and John S. Woodward dated July 21, 2004 (8)
10.14	Amended and Restated Convertible Promissory Note to John S. Woodward dated July 21, 2004 (8)
10.15	Settlement Agreement and Release among Crystalix Group International, Inc. Kevin T Ryan, Ryan Capital Management, Inc. and McCary & Rood dated July 21, 2004. (8)
10.16	Amended and Restated Convertible Promissory Note to Kevin T. Ryan dated July 21, 2004 (8)
10.17	Promissory Note to Ryan Capital Management, Inc. dated July 21, 2004 (8)
10.18	Promissory Note for $280,000 to McCary & Rood dated August 1, 2004 (8)
10.19	Promissory Note for $214,037 to McCary & Rood dated August 1, 2004 (8)
10.20	Amended and Restated Warrant to Purchase Common Stock of Crystalix Group International, Inc. issued to Kevin T. Ryan (9)
10.21	Registration Rights Agreement (8)
10.22	Convertible Promissory Note to CMKXTREME.COM dated September 23, 2004 (10)
10.23	Amended and Restated Warrant to Purchase Common Stock issued to CMKXTREME.COM (9)
21.1	Subsidiaries of Crystalix Group International, Inc. (4)
31.1	Rule 13a-14(a) Certifications
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed October 9, 2002.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 4, 2002.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 30, 2002.
(4)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed March 3, 2000.
(6)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB for the quarter ended March 31, 2004.
(7)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2003.

(8)	Incorporated by reference to the exhibits to the registrant’s quarterly report on Form 10-QSB/A for the quarter ended June 30, 2004.
(9)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the year ended December 31, 2004.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed September 29, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRYSTALIX GROUP INTERNATIONAL, INC.

August 15, 2005	By: /s/ Kevin T. Ryan
Kevin T. Ryan Chief Executive Officer

August 15, 2005	By: /s/ Robert J. McDermott
Robert J. McDermott Chief Financial Officer