Form 10QSB
period 2005-09-30
CRYSTALIX GROUP INTERNATIONAL INC
filed 2005-11-14
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No   [X]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of November 11, 2005 - 37,132,192 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       CRYSTALIX GROUP INTERNATIONAL, INC.
                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I.    FINANCIAL INFORMATION                                               2

Item 1.    Financial Statements                                                2

           Consolidated Balance Sheet as of September 30, 2005 (unaudited)     2

           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2005 and 2004 (unaudited)           3

           Consolidated Statements of Cash Flows for the
           nine months ended September 30, 2005 and 2004 (unaudited)           4

           Notes to Consolidated Financial Statements (unaudited)              5

Item 2.    Management's Discussion and Analysis or Plan of Operations         10

Item 3.    Controls and Procedures                                            17

PART II.   OTHER INFORMATION                                                  18

Item 1.    Legal Proceedings                                                  18

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.    Defaults Upon Senior Securities                                    18

Item 4.    Submission of Matters to a Vote of Security Holders                18

Item 5.    Other Information                                                  18

Item 6.    Exhibits                                                           18

SIGNATURES                                                                    21

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                                      SEPTEMBER
                                                                                                      30, 2005
                                                                                                -------------------
                                                                                                     (unaudited)
                                     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                                    $           29,420
   Accounts receivable, net of allowance of $34,000                                                        399,025
   Inventory                                                                                             1,235,643
   Other current assets                                                                                    172,846
                                                                                                -------------------
TOTAL CURRENT ASSETS                                                                                     1,836,934
                                                                                                -------------------

PROPERTY AND EQUIPMENT, net (including equipment
   acquired from related party of $2,300,000 in 2002)                                                    1,100,935
                                                                                                -------------------

INTANGIBLE ASSETS
   Licenses and related costs, net of accumulated amortization of $671,145                               1,218,756
   Capitalized software costs, net of accumulated amortization of $40,338                                    6,506
   Customer lists and relationships, net of accumulated amortization of $61,875                             50,625
   Artwork library, net of accumulated amortization of $821,329                                             74,666
   Tradename and trademark, net of accumulated amortization of $8,645                                        7,074
   Patent, net of accumulated amortization of $7,810                                                       929,403
                                                                                                -------------------
                                                                                                         2,287,030

OTHER ASSETS                                                                                                20,755
                                                                                                -------------------
TOTAL ASSETS                                                                                    $        5,245,654
                                                                                                ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses ($977,819 to related parties)                          $        3,343,266
   Customer deposits                                                                                       149,742
   Notes payable (including $4,955,362 to related parties), net of discounts of $1,096,572               7,059,211
   Current portion of deferred revenue                                                                     483,907
                                                                                               --------------------
TOTAL CURRENT LIABILITIES                                                                               11,036,126
                                                                                               --------------------

NOTES PAYABLE, net of current portion (including $1,670,012 to related parties),
   net of discounts of $785,329                                                                          1,920,826
DEFERRED REVENUE, less current portion                                                                     569,978
                                                                                               --------------------
TOTAL LIABILITIES                                                                                       13,526,930
                                                                                               --------------------

COMMITMENTS AND CONTINGENCIES                                                                                    -

STOCKHOLDERS' DEFICIT
   Preferred stock - Class A, $0.001 par value; 10,000,000 shares
     authorized; 3,920,000 Class A shares issued and outstanding                                             3,920
   Common stock; $0.001 par value; 300,000,000 shares
     authorized; 37,132,192 shares issued and outstanding                                                   37,132
   Additional paid-in capital                                                                           10,735,413
   Other comprehensive loss - foreign currency translation                                                    (920)
   Accumulated deficit                                                                                 (19,056,821)
                                                                                                -------------------
TOTAL STOCKHOLDERS' DEFICIT                                                                             (8,281,276)
                                                                                                -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                     $        5,245,654
                                                                                                ===================


               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                              ----------------------------   ----------------------------
                                                 SEPTEMBER      SEPTEMBER       SEPTEMBER      SEPTEMBER
                                                 30, 2005       30, 2004        30, 2005       30, 2004
                                              -------------  -------------   -------------  -------------
                                               (unaudited)    (unaudited)     (unaudited)    (unaudited)
REVENUE
   Product sales                              $    494,008   $    831,453    $  2,132,436   $  2,436,359
   Lease revenue                                   204,078        271,309         611,170        852,801
   Royalty revenue                                  14,173         41,234          26,883         93,561
                                              -------------  -------------   -------------  -------------
TOTAL REVENUE                                      712,259      1,143,996       2,770,489      3,382,721
                                              -------------  -------------   -------------  -------------

COST OF REVENUE
   Product sales                                    96,730        482,780       1,083,950      1,223,162
   Lease revenue                                   100,012         49,301         252,312        315,010
   Royalty revenue                                   1,710         20,000           6,113         54,157
                                              -------------  -------------   -------------  -------------
TOTAL COST OF REVENUE                              198,452        552,081       1,342,375      1,592,329
                                              -------------  -------------   -------------  -------------

GROSS PROFIT                                       513,807        591,915       1,428,114      1,790,392
                                              -------------  -------------   -------------  -------------

OPERATING EXPENSES
   Payroll and related benefits                    386,548        485,895       1,211,528      1,407,327
   General and administrative                      278,170      1,685,957       1,497,747      3,427,429
                                              -------------  -------------   -------------  -------------
TOTAL OPERATING EXPENSES                           664,718      2,171,852       2,709,275      4,834,756
                                              -------------  -------------   -------------  -------------

LOSS FROM OPERATIONS
                                                  (150,911)    (1,579,937)     (1,281,161)    (3,044,364)
                                              -------------  -------------   -------------  -------------

OTHER INCOME (EXPENSES):
   Other, net                                     (314,493)           -           (65,230)        24,472
   Interest expense and financing costs           (561,866)    (3,384,461)     (1,664,868)    (3,779,193)
                                              -------------  -------------   -------------  -------------
TOTAL OTHER INCOME (EXPENSE)                      (876,359)    (3,384,461)     (1,730,098)    (3,754,721)
                                              -------------  -------------   -------------  -------------

LOSS BEFORE PROVISION FOR INCOME TAXES          (1,027,270)    (4,964,398)     (3,011,259)    (6,799,085)

PROVISION FOR INCOME TAXES                             -              -               -              -
                                              -------------  -------------   -------------  -------------
NET LOSS                                      $ (1,027,270)  $ (4,964,398)   $ (3,011,259)  $ (6,799,085)
                                              =============  =============   =============  =============

NET LOSS PER SHARE - BASIC AND DILUTED        $      (0.03)  $      (0.14)   $      (0.08)  $      (0.19)
                                              =============  =============   =============  =============

WEIGHTED AVERAGE COMMON EQUIVALENT
   SHARES OUTSTANDING - BASIC AND DILUTED       37,132,192     36,377,442      37,132,192     34,873,451
                                              =============  =============   =============  =============


               See accompanying notes to the financial statements.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    NINE MONTHS ENDED
                                                                                           ----------------------------------
                                                                                                SEPTEMBER         SEPTEMBER
                                                                                                30, 2005           30, 2004
                                                                                           ----------------   ---------------
                                                                                              (unaudited)        (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                 $    (3,011,259)   $    (6,799,085)
  Adjustment to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                                                725,041            832,145
      Common stock and reallocation of Series A perferred stock issued for financing costs             -            2,747,011
      Common stock and reallocation of Series A perferred stock issed for services                     -              462,775
      Amortization of debt discounts                                                               874,795            188,814
      Exchange gain                                                                                110,308              2,686
      Gain on disposal of fixed assets                                                                 -               (1,973)
      Gain on cancelation of contracts with licensee                                              (184,770)               -
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                            307,543            184,021
    Inventory                                                                                     (166,640)            72,528
    Other current assets                                                                            54,914            (72,192)
    Deposits                                                                                         2,092              3,905
  Increase (decrease) in:
    Accounts payable and accrued expenses                                                        1,123,845            683,280
    Customer deposits                                                                              126,321            (57,022)
    Deferred revenue                                                                              (506,343)          (700,899)
                                                                                           -----------------  ----------------
Net cash used in operating activities                                                             (544,153)        (2,454,006)
                                                                                           -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payment to repurchase laser                                                                          -              (39,006)
  Payment for acquisition of subsidiary                                                           (475,000)               -
  Payments to acquire property and equipment                                                        (9,713)           (21,053)
                                                                                           -----------------  ----------------
Net cash used in investing activities                                                             (484,713)           (60,059)
                                                                                           -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net advances from related party                                                                      -            2,442,825
  Proceeds from issuance of notes payable - related parties                                        245,000                -
  Proceeds from issuance of notes payable                                                          540,000          2,000,000
  Payments on notes payable                                                                            -               (3,600)
  Payments on notes payable - related parties                                                          -               (3,530)
                                                                                           -----------------  ----------------
Net cash provided by financing activities                                                          785,000          4,435,695
                                                                                           -----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                         3,262                -
                                                                                           -----------------  ----------------

NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                                                (240,604)         1,921,630

CASH AND CASH EQUIVALENTS, Beginning of period                                                     270,024             58,881
                                                                                           -----------------  ----------------

CASH AND CASH EQUIVALENTS, End of period                                                   $        29,420    $     1,980,511
                                                                                           =================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                                            $           -      $           -
                                                                                           =================  ================
  Income taxes paid                                                                        $           -      $           -
                                                                                           =================  ================


               See accompanying notes to the financial statements.
                                       4

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Crystalix Group International, Inc. (the "Company"), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-KSB. The results of the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year ending December 31, 2005.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2005 of $3,011,259, used cash for operating activities of $544,153 for the nine months ended September 30, 2005 and at September 30, 2005 had an accumulated deficit of $19,056,821 and a working capital deficit of $9,199,192. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the year ended December 31, 2004 and the nine months ended September 30, 2005, the Company has significantly reduced its overhead expenses while maintaining its manufacturing facilities and equipment. The Company has eliminated non critical personnel and expenditures, frozen wages and marketing expenditures, reduced travel and renegotiated leases. The Company believes it can grow revenues during the next 12 months without a significant increase to overhead. The Company has already begun selling its new laser machinery and has the current capacity to produce up to 36 units without any increases in overhead. The Company also has several internal machines currently operating under capacity that will allow the Company to increase sales of imaged glass with a minimal increase in overhead expenses. The Company also believes the impending patent litigation against the alleged infringers will increase its revenues as violators leave the industry and reduce competition.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


STOCK OPTIONS

The Company did not grant any new options and no options were cancelled or exercised during the nine months ended September 30, 2005. As of September 30, 2005 and 2004, there were no options outstanding.

The pro forma information regarding the effect on operations that is required by SFAS 123 and SFAS 148 has not been presented since there is no pro forma expense to be shown for the nine months ended September 30, 2005 and 2004.


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 common equivalent shares outstanding at September 30, 2005 and 2004.


NOTE 3 - INVENTORY

Inventory at September 30, 2005, consist of the following:

      Glass blocks, pre-made images and related products        $    929,044
      Electronic parts and accessories                               306,599
                                                                -------------
                                                                $  1,235,643
                                                                =============

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005, consist of the following:

      Equipment under operating leases as lessor                $    949,072
      Computers and equipment                                        813,949
      Vehicles                                                         4,000
      Furniture and fixtures                                         173,444
      Leasehold improvements                                          32,188
                                                                -------------
                                                                   1,972,653
      Less accumulated depreciation and amortization                (871,718)
                                                                -------------

                                                                $  1,100,935
                                                                =============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE (INCLUDING RELATED PARTY NOTES)

Notes payable at September 30, 2005 consist of the following:

      John Woodward                                           $    1,824,000
      Kevin Ryan                                                   5,396,764
      Ryan Capital Management, Inc.                                  452,137
      McCary & Rood, Inc.                                            280,000
      McCary & Rood, Inc.                                            214,037
      CMKXTREME.COM                                                2,000,000
      UAJC 2005 Irrevocable Trust (a)                                540,000
      Kevin Ryan (b)                                                 155,000
                                                              ---------------
                                                                  10,861,938
      Less debt discounts                                         (1,881,901)
                                                              ---------------
      Net amount of notes payable                                  8,980,037
      Less current portion                                        (7,059,211)
                                                              ----------------
      Long-term portion                                       $    1,920,826
                                                              ================

      a. On April 11, 2005, the Company executed and delivered to Urban Casavant, as the trustee of the UAJC 2005 Irrevocable Trust, a convertible promissory note in the principal amount of $1,000,000. The note is secured by the Company's 51% membership interest in Laser Design International, LLC ("LDI") (See Note 6), accrues interest at 10% per annum, is due May 1, 2007, and requires monthly payments of principal and accrued interest beginning July 1, 2005. The loan proceeds are to be funded over a two-year period. The note is convertible as to any payment when due, as to all or any portion of the note upon the sale of 51% or more of the Company's outstanding common stock or sale of all of the Company's assets, or as to a portion of the note not to exceed $1,000,000 upon an event of default. The conversion price is $0.05. The value of the note was allocated between the note and the beneficial conversion feature, which amounted to $510,000 and $30,000, respectively. The beneficial conversion feature of $30,000 is being amortized over the term of the note. The trustee of the Trust is the beneficial owner of CMKXTREME, Inc., which loaned $2,000,000 to the Company in September 2004. The Company has currently received funding of $540,000 and expects to receive the additional $460,000 over the next two years.

      b. During the three months ended September 30, 2005, Kevin Ryan advanced the Company an additional $155,000. This amount is payable upon demand.

As of April 11, 2005, the Company amended and restated its convertible promissory note to CMKXTREME, Inc. Interest accrued through May 31, 2005 under the original note but not paid will be due on the new maturity date of October 1, 2007. Monthly principal payments of $83,333 and interest accrued from June 1, 2005 are to begin July 1, 2005. John S. Woodward, who also has a security interest in all of the Company's assets, agreed to subordinate his lien and security interest to those of CMKXTREME, Inc. In addition, Kevin Ryan, John Woodward, and CMKXTREME, Inc. agreed to subordinate their liens and security interests to those of the Trust. Kevin Ryan agreed that the liens and security interests of CMKXTREME, Inc. shall have equal priority with his liens and security interests.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - ACQUISITION OF LASER DESIGN INTERNATIONAL, LLC

On August 17, 2005, the Company purchased a 51% interest in Laser Design International, LLC, a California limited liability company ("LDI"). The Company had deposited a portion of the purchase price and will make additional payments in 2005, 2006 and 2007. A portion of the purchase price was funded by the convertible note from the UAJC 2005 Irrevocable Trust (See Note 5). The collateral for the $1,000,000 convertible note will be the Company's 51% ownership in LDI. This acquisition of LDI is not considered a significant acquisition, therefore, pro forma information has not been presented. Minority interest has not been recorded since LDI's liabilities exceeded their assets at the date of acquisition and LDI incurred a net loss from the date of acquisition to September 30, 2005.


NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In May 2005, the FASB issued SFAS No. 154, entitled ACCOUNTING CHANGES AND ERROR CORRECTIONS--A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines RETROSPECTIVE APPLICATION as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


RESTATEMENT as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.


NOTE 8 - OTHER EXPENSE

During the nine months ended September 30, 2005, the Company recognized other expense of $65,230 related to the cancellation of certain licensee agreements and the legal settlement with one licensee. 16 of the Company's licensees and the Company mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. The Company has removed the laser equipment and deferred income from its books related to these 16 licensees and has recognized a gain of $184,770. In addition, the Company agreed to settle a dispute with one of its licensees for $250,000.


NOTE 9 - SUBSEQUENT EVENT

On October 5, 2005, the Company entered into a Transfer of Assets Agreement with Innovative Motions. Innovative Motions is a company owned by Rainer Eissing, an officer, director and principal shareholder of the Company.

Under the terms of the agreement, the Company is transferring its Berlin Division of Crystalix Imaging, Ltd., a subsidiary of the Company, to Innovative Motions in consideration for all but 1,000,000 shares of Mr. Eissing's common stock and preferred stock. Mr. Eissing owned beneficially 8,621,000 shares of the Company's common stock (22.9% of the outstanding common shares) and 962,100 shares of preferred stock (24.5% of the outstanding preferred shares). Innovative Motions, or a designee, will retain 1,000,000 shares of the Company's common stock.

Mr. Eissing resigned as an officer and director of the Company. The Company had planned to curtail European operations, as such operations had not been profitable. Mr. Eissing expressed an interest in acquiring the Berlin Division, thereby resulting in the agreement.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the nine months ended September 30, 2005 of $3,011,259, used cash for operating activities of $544,153 for the nine months ended September 30, 2005, and at September 30, 2005 had an accumulated deficit of $19,056,821 and a working capital deficit of $9,199,192. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the year ended December 31, 2004 and the nine months ended September 30, 2005, we have significantly reduced our overhead expenses while maintaining our manufacturing facilities and equipment. We have eliminated non-critical personnel and expenditures, frozen wages and marketing expenditures, reduced travel and renegotiated leases. We believe we can grow revenues during the next twelve months without a significant increase to overhead. We have already begun selling our new laser machinery and have the current capacity to produce up to 36 units annually without any increases in overhead. We also have several internal machines currently operating under capacity that will allow us to increase sales of imaged glass with a minimal increase in overhead expenses. We also believe the impending patent litigation against the alleged infringers will increase our revenues as violators leave the industry and reduce competition.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004.

Our net revenues are derived from product sales, lease revenue, and royalty revenue.

PRODUCT SALES. We generate product sales through the sale of laser machines, of engraved glass products to customers in our retail kiosks, to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our product sales revenue for the three months ended September 30, 2005 decreased by $337,445 or 40.6% from $831,453 for the three months ended September 30, 2004 to $494,008 for the three months ended September 30, 2005. The decrease is principally due to lower glass sales to our licensees as 16 of our licensees have canceled their contracts with us in 2005.

The cost of revenue with regard to product consists of the cost of the laser machine, glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue for product sales also decreased by $386,050 or 80.0% from $482,780 for the three months ended September 30, 2004 to $96,730 for the same period in 2005. Cost of sales as a percentage of sales decreased from 58.1% for the three months ended September 30, 2004 to 19.6% for the same period in 2005. The decrease is due to higher sales of higher gross margin products.

LEASE REVENUE. We receive lease revenues from our independent distributors under the terms of master equipment leases they have executed with us. Our lease revenue for the three months ended September 30, 2005 decreased by $67,231 or 24.8% from $271,309 for the three months ended

September 30, 2004 to $204,078 for the three months ended September 30, 2005. The reduction in our lease revenue is due to licensees continuing to cancel their contracts. The licensee contracts were cancelled at the request of the licensees. The requests for cancellation were granted based on the financial condition of the licensees and their inability to continue to run a viable business enterprise. During the nine months ended September 30, 2005, 16 licensees canceled their contracts and management believes more could cease operations during the next twelve months.

The lease cost of revenue consists primarily of the amortization of property, plant, and equipment, including the direct personnel costs and direct product costs associated with the assembly of the leased equipment. Our cost of lease revenue also increased by $50,711 or 102.9% from $49,301 for the three months ended September 30, 2004 to $100,012 for same period in 2005 due to an increase in costs due to the termination of certain licensees. Our gross margin on lease revenue decreased from 81.8% for the three months ended September 30, 2004 to 51.0% for the same period in 2005 due to the higher costs involved with the terminated licensees in 2005.

ROYALTY REVENUE. We receive royalty revenues from our independent distributors under the terms of master equipment leases and software license agreements they have executed with us. Our royalty revenue for the three months ended September 30, 2005 decreased by $27,061 or 65.6% from $41,234 for the three months ended September 30, 2004 to $14,173 for the three months ended September 30, 2005. The reduction in our royalty revenue is due to the cancellation of licensee contracts and a reduction of sales subject to royalties generated by our independent distributors.

Royalty cost of revenue consists of the royalty payments we make to Laser Design International for the license rights on the patent protecting the laser imaging process. Our cost of royalty revenue decreased by $18,290 or 91.5% from $20,000 for three months ended September 30, 2004 to $1,710 for the same period in 2005. The decrease is principally due to the cancellation of licensee contracts and a reduction of sales subject to royalties.

GROSS PROFIT. As a result of the decrease in total revenue of $431,737 and a decrease in total cost of revenue of $353,629, our gross profit decreased $78,108. As a percentage of revenue, gross profit was 72.1% for the three months ended September 30, 2005, as compared to 51.7% for 2004.

OPERATING EXPENSES. Payroll and related benefits for the three months ended September 30, 2005 decreased by $99,347 or 20.4% from $485,895 for the three months ended September 30, 2004 to $386,548 for the three months ended September 30, 2005. The decrease is a result of a reduction in personnel due to corporate downsizing.

General and administrative expenses for the three months ended September 30, 2005 decreased by $1,407,787 or 83.5% from $1,685,957 for the three months ended September 30, 2004 to $278,170 for the three months ended September 30, 2005. The decrease is principally due to a reduction in accounting and audit related fees, and legal fees and a charge to earnings of $462,775 during the three months ended September 30, 2004 as a result of a reallocation of Series A preferred stock among members of senior management.

OTHER INCOME AND EXPENSES. Other expense, net for the three months ended September 30, 2005 increased by $314,493 from $0 for the three months ended September 30, 2004 to $314,493 for the three months ended September 30, 2005. The increase is due to a loss recognized on the cancellation of 11 licensee agreements in the amount of $64,493 and the settlement with one licensee for $250,000.

Interest expense for the three months ended September 30, 2005 decreased by $2,822,595 or 83.4% from $3,384,461 for the three months ended September 30, 2004 to $561,866 for the three months ended

September 30, 2005. The significant decrease is due to a charge to interest expense of $2,747,001 for the issuance of common stock and the reallocation of certain Series A preferred shares to related party investors as additional consideration for funding the company that was taken during the three months ended September 30, 2004 (no such charges took place in 2005), offset by an increase in interest expense due to more debt outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO SEPTEMBER 30, 2004.

PRODUCT SALES. Our product sales revenue for the nine months ended September 30, 2005 decreased by $303,923 or 12.5% from $2,436,359 for the nine months ended September 30, 2004 to $2,132,436 for the nine months ended September 30, 2005. The decrease is principally due to lower glass sales to our licensees as 16 of our licensees have canceled their contracts with us in 2005.

Our cost of revenue for product sales also decreased by $139,212 or 11.4% from $1,223,162 for the nine months ended September 30, 2004 to $1,083,950 for the same period in 2005. The decrease is due to the decrease in product sales. Cost of sales as a percentage of sales increased from 50.2% for the nine months ended September 30, 2004 to 50.8% for the same period in 2005. The increase is not significant.

LEASE REVENUE. Our lease revenue for the nine months ended September 30, 2005 decreased by $241,631 or 28.3% from $852,801 for the nine months ended September 30, 2004 to $611,170 for the nine months ended September 30, 2005. The reduction in our lease revenue is due to licensees continuing to cancel their contracts. The licensee contracts were cancelled at the request of the licensees. The requests for cancellation were granted based on the financial condition of the licensees and their inability to continue to run a viable business enterprise. During the nine months ended September 30, 2005, 16 licensees canceled their contracts and management believes more could cease operations during the next twelve months.

Our cost of lease revenue also decreased by $62,698 or 19.9% from $315,010 for the nine months ended September 30, 2004 to $252,312 for same period in 2005 due to a decrease in lease revenue. Our gross margin decreased from 63.1% for the nine months ended September 30, 2004 to 58.7% for the same period in 2005 due to costs associated with the terminated licensees.

ROYALTY REVENUE. Our royalty revenue for the nine months ended September 30, 2005 decreased by $66,678 or 71.3% from $93,561 for the nine months ended September 30, 2004 to $26,883 for the nine months ended September 30, 2005. The reduction in our royalty revenue is due to the cancellation of licensee contracts and a reduction of sales subject to royalties generated by our independent distributors.

Our cost of royalty revenue decreased by $48,044 or 88.7% from $54,157 for nine months ended September 30, 2004 to $6,113 for the same period in 2005. The decrease is principally due to the cancellation of licensee contracts and a reduction of sales subject to royalties.

GROSS PROFIT. As a result of the decrease in total revenue of $612,232 and a decrease in total cost of revenue of $249,954, our gross profit decreased $362,278. As a percentage of revenue, gross profit was 52.9% for the nine months ended September 30, 2005, as compared to 51.5% for 2004.

OPERATING EXPENSES. Payroll and related benefits for the nine months ended September 30, 2005 decreased by $195,799 or 13.9% from $1,407,327 for the nine months ended September 30, 2004 to $1,211,528 for the nine months ended September 30, 2005. The decrease is a result of a reduction in personnel due to corporate downsizing.

General and administrative expenses for the nine months ended September 30, 2005 decreased by $1,929,682 or 56.3% from $3,427,429 for the nine months ended September 30, 2004 to $1,497,747 for the nine months ended September 30, 2005. The decrease is principally due to a reduction in accounting and audit related fees, and legal fees and a charge to earnings of $462,775 during the three months ended September 30, 2004 as a result of a reallocation of Series A preferred stock among members of senior management.

OTHER INCOME AND EXPENSES. Other, net for the nine months ended September 30, 2005 decreased by $89,702 or 366.5% from other income of $24,472 for the nine months ended September 30, 2004 to other expense of $65,230 for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we recognized other income of $184,770 related to the cancellation of certain licensee agreements. 16 of our licensees and we mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. We removed the laser equipment and deferred income from our books related to these 16 licensees and recognized a gain of $184,770. In addition we also settled a dispute with one licensee for $250,000.

Interest expense for the nine months ended September 30, 2005 increased by $2,114,325 or 55.9% from $3,779,193 for the nine months ended September 30, 2004 to $1,664,848 for the nine months ended September 30, 2005. The significant decrease is due to a charge to interest expense of $2,747,001 for the issuance of common stock and the reallocation of certain Series A preferred shares to related party investors as additional consideration for funding the company that was taken during the three months ended September 30, 2004 (no such charges took place in 2005), offset by an increase in interest expense due to more debt outstanding.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, we had a working capital deficit of $9,199,192, as compared to $4,262,946 at December 31, 2004. We had cash and cash equivalents of $29,420 at September 30, 2005 as compared to $270,024 at December 31, 2004. The increase in the working capital deficit is principally due to the operating loss incurred during the nine months ended September 30, 2005 and the increase in the current portion of notes payable.

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

As of April 11, 2005, we issued a convertible promissory note for $1,000,000. We have currently received funding of $540,000 and expect to receive the additional $460,000 over the next two years. Part of the funds we already received was used to purchase our interest in LDI. An additional $2,000,000 would be required during the next few months to finance the mass manufacture of equipment for resale and pay off some operating expenses. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year. During the nine months ended September 30, 2005, our financing activities provided cash of $785,000, while our operating and investing activities used cash of $544,153 and $484,713, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

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

As a result of not marketing retail laser engraving equipment in the United States in 2004, we have accumulated numerous inquiries for new independent distributorships and aggressively resumed negotiations to sell the laser engraving equipment in the United States and abroad. We believe that this effort should have an immediate positive impact on revenues and cash flow as early as the fourth quarter of 2005.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
  10.5 Lease Agreement, dated April 5, 2001 between South Tech Hacienda, LLC and Lazer-Tek Designs, Ltd. (4)
--------------------------------------------------------------------------------
  10.6         Promissory note to Kevin T. Ryan dated December 20, 2002 (4)
--------------------------------------------------------------------------------
  10.7         Promissory note to Kevin Ryan dated December 23, 2002 (4)
--------------------------------------------------------------------------------
  10.8         Bridge Loan Agreement dated October 21, 2003 (6)
--------------------------------------------------------------------------------
  10.9         Revolving Credit Agreement dated as of December 1, 2003 with
               Kevin Ryan (7)
--------------------------------------------------------------------------------
  10.10        Secured Promissory Note dated December 1, 2003 to Kevin Ryan (7)
--------------------------------------------------------------------------------
  10.11        Consulting Agreement made as of May 28, 2003 with McCary & Rood
               (7)
--------------------------------------------------------------------------------
  10.12 Irrevocable Proxy Coupled with an Interest granted to Ryan Capital Management, Inc. dated November 26, 2003 (7)
--------------------------------------------------------------------------------
  10.13 Settlement Agreement and Release between Crystalix Group International, Inc. and John S. Woodward dated July 21, 2004 (8)
--------------------------------------------------------------------------------
  10.14        Amended and Restated Convertible Promissory Note to John S.
               Woodward dated July 21, 2004 (8)
--------------------------------------------------------------------------------
  10.15 Settlement Agreement and Release among Crystalix Group International, Inc. Kevin T Ryan, Ryan Capital Management, Inc. and McCary & Rood dated July 21, 2004. (8)
--------------------------------------------------------------------------------
  10.16 Amended and Restated Convertible Promissory Note to Kevin T. Ryan dated July 21, 2004 (8)
--------------------------------------------------------------------------------
  10.17        Promissory Note to Ryan Capital Management, Inc. dated July 21,
               2004 (8)
--------------------------------------------------------------------------------
  10.18        Promissory Note for $280,000 to McCary & Rood dated August 1,
               2004  (8)
--------------------------------------------------------------------------------
  10.19        Promissory Note for $214,037 to McCary & Rood dated August 1,
               2004 (8)
--------------------------------------------------------------------------------
  10.20 Amended and Restated Warrant to Purchase Common Stock of Crystalix Group International, Inc. issued to Kevin T. Ryan (9)
--------------------------------------------------------------------------------
  10.21        Registration Rights Agreement (8)
--------------------------------------------------------------------------------
  10.22        Convertible Promissory Note to CMKXTREME.COM dated September 23,
               2004 (10)
--------------------------------------------------------------------------------
  10.23 Amended and Restated Warrant to Purchase Common Stock issued to CMKXTREME.COM (9)
--------------------------------------------------------------------------------
  10.24 Membership Interest Purchase Agreement dated as of April 18, 2005, between Crystalix Group International, Inc., Laser Design International, LLC, and members of Laser Design International, LLC (11)
--------------------------------------------------------------------------------
  10.25 Transfer of Assets Agreement Between Crystalix Group International and Innovatie Motions
--------------------------------------------------------------------------------
  21.1         Subsidiaries of Crystalix Group International, Inc. (4)
--------------------------------------------------------------------------------
  31.1         Rule 13a-14(a) Certifications
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

----------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.

(4) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB for the quarter ended March 31, 2004.
(7) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2003.
(8) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB/A for the quarter ended June 30, 2004.
(9) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004.
(10) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed September 29, 2004.
(11) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed August 23, 2005. Confidential treatment was requested as to certain portions of this exhibit, which portions are omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CRYSTALIX GROUP INTERNATIONAL, INC.



November 14, 2005                By:      /s/ KEVIN T. RYAN
                                    --------------------------------------------
                                        Kevin T. Ryan
                                        Chief Executive Officer



November 14, 2005                By:      /s/ ROBERT J. MCDERMOTT
                                    --------------------------------------------
                                        Robert J. McDermott
                                        Chief Financial Officer