Form 10KSB
period 2005-12-31
CRYSTALIX GROUP INTERNATIONAL INC
filed 2006-03-30
CIK 1091356

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
     (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization               Identification No.)

               1181 GRIER DRIVE, SUITE B, LAS VEGAS, NEVADA 89119
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (702) 740-4616

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ?

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ?

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $3,619,493

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,339,838.88 AS OF MARCH 28, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 280,837,972 AS OF MARCH 28, 2006

Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                 -----    -----

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

         In August 2005, we purchased 51% of Laser Designs International, LLC a California limited liability company (LDI). LDI is the owner of a patent for sub surfacing laser decorative imaging, and also has exclusive rights to the license for the color technology. We believe owning controlling interest in the patented process used in sub surface laser etching, will secure our rights to the process in the future.

         On December 29, 2005, we entered into an Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions), to be effective January 1, 2006, in which we agreed to purchase all of U.C. Laser's assets used in conjunction with the marketing, manufacturing and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's worldwide exclusive license for its innovative sub surface laser color technology. Our management believes that the merger of these two significant competitors in the industry, formerly operating and competing separately as Crystalix and Crystal Impressions, will result in our being positioned to become a more dominant company in the subsurface glass engraving industry worldwide.

         In consideration for the purchased assets, we will assume the liabilities arising from or related to the purchased assets, which liabilities are roughly $3,000,000, and issue a number of our shares of Class B Preferred Stock as will collectively have voting rights equal to 45% of all voting rights of all our capital stock outstanding immediately after the closing, determined on a fully diluted basis. The shares to be issued to U.C. Laser will be convertible into a total number of shares of our common stock as would, immediately after such conversion, represent 45% of all shares of our capital stock then outstanding on a fully diluted basis. Twenty percent of the shares to be issued to U.C. Laser will be placed into escrow to satisfy any obligations of U.C. Laser to indemnify us for losses arising from (1) a material breach by U.C. Laser of any representation, warranty, covenant, restriction, or agreement made in the Asset Purchase Agreement or (2) fraud or an intentional misstatement by U.C. Laser. The escrow period shall terminate 90 days after the closing of the transaction.

         We have agreed that our board of directors, upon the completion of this transaction, shall consist of five members, two of whom shall be Marshall D. Butler and Zvi Dinstein. As of the date of this report, this transaction has not closed.

         In addition, we are changing our name to Seaena, Inc. and implementing a 1-for-35 reverse stock split effective March 31, 2006.

OUR PRODUCTS

         Our principal products are two-dimensional Photo Crystals (TM), three-dimensional customized engraved products for the corporate and retail market place, as well as the laser subsurface engraving equipment. We, through our wholly-owned subsidiary, Lazer-Tek Designs, are one of only two entities licensed under the patent governing subsurface decorative laser marking in crystal, glass, and other clear materials to produce and sell these products in the U.S. corporate market and retail market. Further, we are the only company that has the right to sell machinery and sublicense independent operators

         The engraving process using the laser system machinery that we sell involves the use of a high tech laser subsurface etching process that uses a laser image scanner, and a laser that is configured together by a standard desktop personal computer, using our proprietary software and a Windows operating system. The laser image scanner converts images from the digital camera, a customer's digital image, or a hard copy photograph into a two-dimensional digitally formatted image that will be engraved into the center of the crystal block by the laser. The scanner processes the three-dimensional image from several angles to create a three-dimensional or two-dimensional digital model of the image and plots the points where the laser will be directed to engrave the image in the glass. The scanner and software generally complete the conversion process in 15 to 30 seconds. The glass block is then placed into the laser chamber for engraving. The engraving process generally takes a few minutes or less, depending on the number of images to be engraved, the degree of detail in the images, and whether titles, names, or other materials are to be added with the images.

         Our production engraving process where we produce quantities of the same image or product involves the use of a laser subsurface etching system that uses CAD files produced by graphic artists that replicates the artwork of the desired image to be etched. That file is then configured together by a computer, using our proprietary software and a Windows operating system. The proprietary software then converts the CAD file into a machine-readable format to be processed by the laser into either the three-dimensional image or two-dimensional image and plots the points where the laser will be directed to engrave the image in the glass. The glass block is then precisely positioned onto the laser table for engraving. The engraving process generally takes a few minutes or less, depending on the number of images to be engraved, the degree of detail in the images, and whether additional text or other materials are to be added with the images.

         The image can be engraved into glass blocks of different sizes and shapes. The suggested retail price of the engraved glass ranges from $10.99 to $400 and higher depending on the size of the glass block and number of images to be engraved, with a typical glass block retailing for $75 to $150. Engraved glass pieces for corporate customers carry suggested retail prices from $19 to as much as several thousands of dollars. We also offer a variety of accessories and bases on which to display the engraved glass blocks.

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

INTELLECTUAL PROPERTY

         PATENTS; LICENSES; ROYALTY AGREEMENTS. Our laser engraving system is derived in large part from patents held by others. LDI had exclusive license rights to a family of patents that govern subsurface decorative laser marking in crystal, glass, and other clear materials. These patents were first filed in 1991 and have been issued in the US and almost every part of the world. LDI purchased the actual patents in February 2003, as opposed to having had only the exclusive rights to those patents previously. In addition, LDI has another US patent, which improves on the original claims and more specifically applies them to the use of the process for manufacture of decorative crystal and glass giftware. These patents cover both the process of manufacturing laser-etched crystal giftware, as well as the manufacturing machine and finished giftware products themselves.

         In 1995, LDI issued a license for these patent rights and the underlying technology to Janesville Group, Ltd. of Janesville, Wisconsin, which is now a part of Norwood Promotional Products, Inc. ("Norwood"), based in Austin, Texas. That license granted certain exclusive rights for manufacture of corporate giftware in North and South America. Norwood markets 20 product lines with over 6,000 products through promotional product distributors, and is believed to be the world's largest supplier of promotional products.

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

         In October 2001, LDI granted Crystalix USA a non-exclusive non-transferable license to use this technology for the manufacture and sale of decorative products in the giftware market segments, the wearable jewelry and gemstone material market segments, and the flat glass and architectural glass market segments. LDI also granted us a non-exclusive non-transferable license to manufacture, use, sell and lease laser subsurface engraving machines to LDI subsurface engraving licensees. These licenses granted by LDI were subject to the limitation that our activities cannot conflict with the exclusive rights granted to the Janesville Group unless the Janesville Group expressly agrees in writing to allow the activity. We paid LDI $25,000 for the license and were obligated to pay LDI a royalty of 10% of the net sales for decorative products sold to all market segments except the flat glass and architectural glass market segments. For those sales, the royalty rate was 3% of net sales. The obligation to pay royalties was to continue until April 27, 2010 or termination of the license agreement. By letter dated January 1, 2002, LDI agreed that our royalty obligations would be no higher than $3.00 per block, recognizing that our business included facial marking and three-dimensional imaging improvements that were outside of the patents licensed to us.

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

         In addition to the patents described above, we have the exclusive worldwide rights to other proprietary technology. Rainer Eissing, our former officer and director, developed certain facial marking and three-dimensional imaging improvements that are outside of the engraving patents licensed by us. We obtained the rights to Mr. Eissing's technology by issuing Crystalix Technology 7,000,000 shares of our Class A preferred stock.

         During 2005, we negotiated with LDI to purchase its 51% of LDI and its patents. The patents are an integral part of our business and will continue to be so through the duration of the patents, which is August 15, 2011.

         Lazer-Tek has an interest in US Patent No. 6,087,617 - computer graphics system for generating an image reproducible inside optically transparent material. Lazer-Tek has full rights to and possession of the patent, which is co-owned with Igor Troitski. The patent expires May 7, 2016.

         With the acquisition of U.C. Laser, we also received the exclusive license for the innovative sub surface laser color technology.

         TRADEMARK AND TRADE NAME. Lazer-Tek has the following federally registered trademarks, which are effective for ten years from the date of registration: o For "LTD" - No. 2,021,941 registered December 10, 1996 o For "Collegiate Crystal" - No. 2,504,803 registered November 6, 2001
o        For "Photocrystals" - No. 2,787,498 registered November 25, 2003

PRODUCT LINES

         There are numerous applications for our engraving system. We are currently focusing on the following product lines:
            o    two-dimensional portraits (Photo Crystals (TM)) ;
            o    corporate/award items;
            o    sub-surface color images
            o    giftware;
            o    three-dimensional facial images;
            o    two-dimensional images;
            o    licensed images and logos;
            o    tabletop items; and
            o    gallery pieces.

DISTRIBUTION

         We sell our products to:
            o    corporate distributors;
            o    to mass marketing organizations, such as QVC;
            o through retail kiosks owned by us and by our independent distributors;
            o    through college catalogs and bookstores;
            o    through photo distributors and retail outlets; and
            o    through art galleries.

         PHOTO INDUSTRY. As of December 2005, we are producing our two-dimensional portrait products for a national portrait studio in over 1200 of its stores. Entering 2006, we are in negotiations with other national portrait studios as the two-dimensional portrait demand continues to grow at a rapid pace. The digital camera has changed the photo finishing market. Since fewer photos are being printed, it is necessary for the photo finishers to offer ancillary products to make up for lost revenue. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. We believe our unique software platform allows companies to merge seamlessly photography and image data via the Internet, thus providing photographers of any size the ability to offer our product with little or no additional overhead. All that is needed to put an image inside crystal is an original photo, or a digital camera memory card. The proprietary software then changes the image so that the lasers can etch the replica image.

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

         RETAIL KIOSKS. The kiosks typically occupy no more than 120 square feet and can be operated by only one or two employees. As of December 31, 2005, the following kiosks were in operation by our independent distributors:

        ------------------------------------------------------------------------
        DATE OPENED           LOCATION
        ------------------------------------------------------------------------
        March 2002            DFS Galleria - Honolulu, Hawaii
        ------------------------------------------------------------------------
        May 2002              First Street Station - Rehoboth Beach, Delaware
        ------------------------------------------------------------------------
        May 2002              Mall of America - Bloomington, Minnesota
        ------------------------------------------------------------------------
        June 2002             Desert Passage, Aladdin - Las Vegas, Nevada
        ------------------------------------------------------------------------
        November 2002         Disney Arribas - Orlando, Florida
        ------------------------------------------------------------------------
        December 2002         Beach Towers - Atlantis Paradise Island Resort,
                              Nassau, Bahamas
        ------------------------------------------------------------------------
        April 2003            Village Shops - Gatlinburg, Tennessee
        ------------------------------------------------------------------------
        January  2005         Tropicana Hotel/Casino, Atlantic City, NJ
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

         Historically, we paid royalties for many of our independent distributors that were not current with Norwood's licensing requirements, as a result of their neglecting to submit their quarterly royalty payments for the patent sub-license. These royalties were due for their sub-license of the patent on their laser-imaged optic glass sales. Our agreement with Norwood and subsequent right to grant sub-licenses to our distributors required us to submit royalties on all US independent distributor kiosk sales or to take action against them. During 2005 we re-negotiated licensing agreements to bring all independent distributors into compliance or terminated our agreements with them. All independent distributors were asked to sign a new contract and comply with the royalty payments. All of the independent distributors listed above have signed the new agreements and several distributors chose to cease operations and signed a termination agreement. A few of the affiliates elected to not sign the new contract or did not respond to our correspondence. It is anticipated that if we fail to renegotiate to the satisfaction of certain independent contractors, mediation or litigation may become necessary.

         COLLEGE CATALOGS AND BOOKSTORES. We manufacture certain licensed articles under the line name of "Collegiate Crystal". The line consists of laser reproductions of collegiate logos, mascots, buildings, and landmarks inside of high-quality glass cubes pursuant to orders from our collegiate distributor, Jardine Associates. We plan to expand this line during 2006.

         INTERNATIONAL OPERATIONS. Crystalix USA formed a wholly owned subsidiary on October 24, 2002, Crystalix Imaging Limited, doing business as Crystalix Europe, and in 2003 we had opened a laser manufacturing facility in Berlin. On June 1, 2005 we closed the Dublin office because of low sales results. In October 2005, we entered into an agreement with Rainer Eissing, one of our former officers and directors, whereby we agreed to exchange our Berlin operation for the cancellation of 962,100 shares of Class A Preferred stock and 7,621,000 shares of common stock that were owned by Mr. Eissing. In exchange for the stock, Mr. Eissing received the assets in the Berlin facility and the contracts of all non U.S. Independent Kiosk owners, excluding the Bahamas. Our management believed that the cost of the European divisions were too high to justify continuing operations based on performance levels.

REVENUE COMPONENTS

         We have two major components of revenue:

   o product revenue, which includes both the sale of glass product and laser system machinery;
   o     royalty revenues.

         In 2005 the product sales were split 80/20 between glass and laser machinery respectively. We expect the machinery to become a much more significant portion of revenue as we continue discussions with independent distributors interested in multiple machine purchases. Total glass product sales will also increase dramatically as we double our existing customer base and sales staff with the merger of Crystalix and Crystal Impressions. We anticipate a large growth in the two-dimensional market during 2006 and have targeted and begun discussions with several major retailers.

         Lease revenues were formerly a major revenue component. However, we no longer lease the equipment to independent distributors but rather sell the equipment to them. Most of the leases were terminated with the new agreements signed by the independent distributors or are in default by those not in good standing. We do not expect lease revenue to be a material portion of revenues for 2006.

         Royalty revenues should begin to grow as we expand our independent distributor base within the U.S. and other patent protected countries.

SUPPLIERS

         We have secured suppliers in China for our glass blocks, which are lead-free and arsenic-free. We believe that there are a limited number of suppliers of glass that can meet our needs. We have identified two potential suppliers in the United States, several potential European suppliers, and two other Chinese suppliers. The glass that we use has the following characteristics:

   o High transmittance and refraction of light throughout the visible and near infrared spectra;
   o   Extremely low bubble and inclusion content;
   o   Requires no special handling and has stable chemical properties;
   o   Capable of being precision-engraved using available laser technology; and
   o   Environmentally acceptable due to absence of lead and arsenic.

COMPETITION

         We compete generally with many other manufacturers and retailers in the giftware industry and specifically with those who offer personalized and engraved products. With regard to manufacturers of laser subsurface engraved optic glass items, we are aware of other competitors in the United States, but only a few that comply with the patents described above. Many of our competitors have not obtained licenses to use the patent rights and many are currently in mediation with the patent owner regarding alleged infringements. As described above, we, through our wholly-owned subsidiary, Lazer-Tek Designs, are one of only two entities licensed under the patent governing subsurface decorative laser marking in crystal, glass, and other clear materials to produce and sell these products in the U.S. corporate market. Further, we are the only licensed company that sells its owns laser subsurface engraving equipment and that has the right to sublicense purchasers of this equipment.

         There are several companies that offer laser subsurface engraved glass products for sale to the public. However, many only offer decorative glass pieces that are already engraved, as opposed to offering custom-engraved products. We believe that we compete favorably, due to the breadth of our product lines, our experienced graphic design artists and our methods of distribution.

         We believe that we compete on the basis of
            o   Image quality, definition and accuracy;
            o   Crystal quality;
            o   Crystal selection;
            o   Production/turnaround times;
            o   Retail location and accessibility;
            o   Creativity with respect to the art image and glass shape; and
            o   Production capacity.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2005 and 2004, we did not spend any amounts on research and development activities.

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

EMPLOYEES

         As of December 31, 2005, we employed a total of 31 persons, of which 25 were full-time. None of our employees is covered by a collective bargaining agreement.

RISK FACTORS

         Due to the nature of our business and the present stage of development of our business, the following risk factors apply to our operations:

DUE TO OUR OPERATING LOSSES, ACCUMULATED DEFICIT, AND WORKING CAPITAL DEFICIENCY, THE REPORT OF OUR AUDITOR CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         To date, we have not had profitable operations. We expect to continue to incur additional losses for the current year. We generated a net loss of $5,691,026 for the year ended December 31, 2005, used cash for operating activities of $676,290 for the year ended December 31, 2005, and at December 31, 2005, had an accumulated deficit of $21,736,588. These conditions raise substantial doubt about our ability to continue as a going concern. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues and general and administrative expenses. We may never be able to achieve or sustain our revenue or profit goals.

WE HAVE A WORKING CAPITAL DEFICIENCY AND INSUFFICIENT CASH.

         At December 31, 2005, we had cash of $59,844 and a working capital deficiency of $1,165,314. Accordingly, we are dependent upon external financing such as an offering of debt and/or equity securities or borrowing to continue operations. Without giving effect to the liabilities we will be assuming upon the acquisition of U.C. Laser, we estimate that we will require external financing of at least $500,000 during the second quarter of 2006 to purchase raw materials and pay operating expenses. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year. If we cannot obtain at least $500,000 within the next month, our cash needs will grow beyond our ability to sustain operations.

OUR CURRENT GROWTH STRATEGY IS DEPENDENT UPON OUR ABILITY TO GROW THE TWO-DIMENSIONAL PHOTO MARKET AND TO SELL TO CORPORATE ACCOUNTS.

         Our growth is dependent on the development of the two-dimensional portrait photo industry. To be successful, we must continue to contract with national studio chains to carry our two-dimensional portrait products. We must also be able to grow our production facility to meet increased demand.

         Our growth is also dependent upon increasing sales to corporate accounts. To be successful in this effort, we must be able to compete with other products in the image promotion industry.

         Our growth is also dependent upon our ability to obtain larger independent distributors throughout the United States and in selected locations around the world to purchase multiple laser machinery units for retail operations. To be successful, we need to be able to identify suitable partners, provide them with adequate training, and manage competently the infrastructure to support their efforts.

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

WE FACE COMPETITION FROM EXISTING AND POTENTIAL COMPETITORS.

         We face competition in the glass subsurface engraving industry, as well as competition from others offering business opportunities. To compete, we may be forced to offer lower prices and narrow our marketing focus, resulting in reduced revenues, if any. Additionally, we need to continue to pursue enforcement of the United States patent for the subsurface laser engraving process against the majority of our competition, which does not have license to use the patented process.

OUR SUCCESS AND ABILITY TO COMPETE DEPENDS UPON OUR ABILITY TO SECURE AND PROTECT OUR PROPRIETARY TECHNOLOGY.

         Our success depends on our ability to protect our proprietary technology. In the event that a third party misappropriates or infringes on our intellectual property, our business could be seriously harmed. Third parties may independently discover or invent competing technologies or reverse engineer our software. We expect that if we should successfully market franchises and licenses to use our software, competitors may attempt to duplicate our technology. Even if we were to obtain copyright protection on the software, we would still have to enforce our rights against those who might attempt to infringe on our intellectual property. Such enforcement efforts are likely to be expensive and time-consuming.

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

         As of March 28, 2006, our directors and officers own more than 71% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

         Our principal offices and production facilities are located at 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119. We lease approximately 16,000 square feet. We moved to a larger facility in June 2005 with reduced cost per square foot and are currently inquiring regarding the availability of more warehouse space in our current location.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business, except for the following:

         On February 12, 2003, Vitro Laser Group USA, Inc. and Kenneth Morrison filed an original petition and application for injunctive relief in the District Court of Dallas County, Texas, against Vitro Laser GmbH ("Vitro") and us. The plaintiffs allege that Vitro and we wrongfully took two laser systems. We picked the laser systems up at the request of the owner of the lasers, Vitro, and returned them to their possession. Neither our subsidiaries nor we used these lasers in our operations. The plaintiffs seek a temporary and permanent injunction enjoining, prohibiting, and restraining Vitro and us from interfering with plaintiffs' rights in the laser systems and in their business facilities and operations. In addition, the plaintiffs seek from us exemplary damages for conversion of the equipment, statutory damages of $2,000 and attorneys' fees for theft of the laser systems, actual damages for unjust enrichment, and actual and exemplary damages for tortious interference with plaintiffs' contract with Vitro. With respect to Vitro, the plaintiffs seek exemplary damages for fraud, actual damages for negligent misrepresentation, actual damages and attorneys' fees for breach of contract, and actual damages for breach of fiduciary duty. Vitro asserts that it was not properly served and that it is not amenable to suit or service in the United States since it is a German company. We filed a special appearance in the lawsuit to contest the court's jurisdiction over it. The court found that the court had jurisdiction over us and we appealed that ruling. On March 19, 2005, the plaintiffs agreed to release and discharge all claims against for a payment of $5,000.

         In January 2005, Crystal Clear LLC filed a complaint, alleging that it was fraudulently induced to become a marketing affiliate of ours and breach of contract. The plaintiff seeks a judgment declaring that it was fraudulently induced to enter into the master equipment lease and software license agreement in October 2002, a rescission of the agreement, unspecified damages, interest, and costs. This action has been held in abeyance while negotiations are taking place to settle the matter. We settled this matter in May 2005 pursuant to the terms of a confidential agreement.


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

         FISCAL QUARTER ENDING                       HIGH BID          LOW BID

         March 31, 2004..........................    $   0.76         $   0.39
         June 30, 2004...........................    $   0.67         $   0.15
         September 30, 2004......................    $   0.28         $   0.07
         December 31, 2004.......................    $   0.24         $   0.09

         March 31, 2005..........................    $   0.12         $   0.07
         June 30, 2005...........................    $   0.07         $   0.03
         September 30, 2005......................    $   0.05         $   0.01
         December 31, 2005.......................    $   0.07         $   0.01

         On March 28, 2006, the closing bid price for the common stock on the OTC Bulletin Board was $0.04.

HOLDERS

         As of February 17, 2006 there were 495 record holders of our common stock.

DIVIDENDS

         We have not paid any dividends on any of our shares. We have no present intention of paying dividends on any of our shares, as we anticipate that all available funds will be invested to finance the growth of our business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2005 included elsewhere in this Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

         On August 17, 2005, we purchased a 51% interest in LDI for $708,000. The payment terms were $75,000 deposit paid prior to August 17, 2005, $250,000 at closing, and $76,600 on each of the following dates: December 31, 2005, April 30, 2006, August 31, 2006, December 31, 2006, and April 8, 2007. In addition, we paid $150,000 to Norwood Operating Company, LLC in connection with this purchase agreement. A portion of the purchase price was funded by the convertible note from the UAJC 2005 Irrevocable Trust. The acquisition was accounted for using the purchase method of accounting. The purchase price of $858,000 was allocated to the fair value of the assets and liabilities, which result in the recording of a patent of $848,961. LDI is the owner of a patent for sub surfacing laser decorative imaging, and also has exclusive rights to the license for the color technology.

         On December 29, 2005, we entered into an Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions), to be effective January 1, 2006, in which we agreed to purchase all of U.C. Laser's assets used in conjunction with the marketing, manufacturing and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's worldwide exclusive license for its innovative sub surface laser color technology. Our management believes that the merger of these two significant competitors in the industry, formerly operating and competing separately as Crystalix and Crystal Impressions, will result in our being positioned to become a more dominant company in the subsurface glass engraving industry worldwide.

         In consideration for the purchased assets, we will assume the liabilities arising from or related to the purchased assets, which liabilities are roughly $3,000,000, and issue a number of our shares of Class B Preferred Stock as will collectively have voting rights equal to 45% of all voting rights of all our capital stock outstanding immediately after the closing, determined on a fully diluted basis. The shares to be issued to U.C. Laser will be convertible into a total number of shares of our common stock as would, immediately after such conversion, represent 45% of all shares of our capital stock then outstanding on a fully diluted basis. Twenty percent of the shares to be issued to U.C. Laser will be placed into escrow to satisfy any obligations of U.C. Laser to indemnify us for losses arising from (1) a material breach by U.C. Laser of any representation, warranty, covenant, restriction, or agreement made in the Asset Purchase Agreement or (2) fraud or an intentional misstatement by U.C. Laser. The escrow period shall terminate 90 days after the closing of the transaction.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the year ended December 31, 2005 of $5,691,026, used cash for operating activities of $676,290 for the year ended December 31, 2005, and at December 31, 2005 had an accumulated deficit of $21,736,588 and a working capital deficit of $1,165,314. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence. We have recently exchanged $12,098,036 of convertible debentures and accrued interest for

200,000,000 shares of our common stock, which has reduced our liabilities by approximately 85%. Also, on August 17, 2005, we purchased a 51% interest in LDI, which is the owner of a patent for sub surfacing laser decorative imaging, and also has exclusive rights to the license for the color technology. In addition, on December 29, 2005, we entered into an Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions) to be effective January 1, 2006. We have agreed to purchase all of U.C. Laser's assets used in conjunction with the marketing, manufacturing, and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's worldwide exclusive license for its innovative sub surface laser color technology. As of the date of this report, this transaction has not closed. Our management believes that the merger of our company with U.C. Laser will enable us to continue as a going concern. While incorporating the strengths and expertise of both Crystalix and Crystal Impressions and newly created economies of scale, we believe that the management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. Our discussion in "Plan of Operation" below details additional sales strategies to sustain operations.

         During the year ended December 31, 2005, we have again significantly reduced our overhead expenses and were able to expand our manufacturing facilities and equipment. We have eliminated non-critical personnel and expenditures, reduced travel and renegotiated leases, debt and prices while building a strong team of qualified and dedicated personnel. We believe we can grow revenues during the next twelve months without a significant increase to overhead. Sales for first quarter of 2006 are above projections and we are expecting one of our best quarters ever in a historically slow quarter. We have partnered with a former competitor in the two-dimensional photo market, and have taken over his accounts and are now producing and billing for another large national chain. We also are receiving new laser production equipment as a result of our merger with U.C. Laser as we expand the production plant in Las Vegas to keep up with the growing demand. Another result of our merger is a production plant in Shanghai, China, which will allow us to produce larger run orders, standard pieces, and jobs with adequate lead time for greatly reduced costs. We have been in negotiations with several parties interested in the purchase of multiple machines and territories and will continue to pursue machine sales in this manner, looking for strong retail partners who can successfully operate in the retail marketplace. We also believe the impending patent litigation against the remaining alleged infringers will increase our revenues as violators either
(1) settle and obtain legal license and pay royalties, thereby preventing them from using unfair pricing advantages, or (2) leave the industry altogether and reduce competition.

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

         MACHINE SALES. Laser equipment is no longer leased, but rather sold outright to our independent distributors/retailers, most frequently in three installment payments as follows: 40% upon order, 40% prior to delivery, and 20% upon completion of installation of equipment at the retail location. We retain ownership of the proprietary software and license use of the software to the distributor/retailer for a monthly fee, which is normally $500.

         PRODUCT SALES. Revenue from the sale of sub surface laser products (glass or equipment) is recognized when title to the products is transferred to the customer, which is point of sale at retail locations or customer acceptance for custom-designed products, and only when no further contingencies or material performance obligations are warranted. Revenue from the sale of glass cube products is recognized when title to the products is transferred to the distributor/retailer, which is upon shipment, and only when no further contingencies or material performance obligations are warranted.

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

         PRODUCT SALES. We generate product sales through the sale of engraved glass products to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our product sales revenue for the year ended December 31, 2005 decreased by $663,982 or 19.5% from $3,398,384 for the year ended December 31, 2004 to $2,734,402 for the year ended December 31, 2005. The decrease was principally due to lower glass sales to our licensees as during 2005 all of our licensees either agreed to cancel their contracts or had their contracts cancelled for noncompliance.

         The cost of revenue with regard to product consists of the cost of the glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue for product sales also decreased by $417,067 or 25.4% from $1,642,855 for the year ended December 31, 2004 to $1,225,788 for the year ended December 31, 2005. The decrease was due to the decrease in product sales. Cost of sales as a percentage of sales decreased from 48.3% for the year ended December 31, 2004 to 44.8% for the year ended December 31, 2005. The decrease was due to a shift in selling higher margin products, such as our corporate gift/promotional lines, resulting in an increase in our gross margin.

         LEASE REVENUE. We receive lease revenues from our independent distributors under the terms of master equipment leases they have executed with us. Our lease revenue for the year ended December 31, 2005 decreased by $316,024 or 28.1% from $1,124,537 for the year ended December 31, 2004 to $808,513 for the year ended December 31, 2005. The reduction in our lease revenue was due to the cancellation of contracts with our licensees, either at their request or by us. The requests for cancellation were granted based on the financial condition of thelicensees and their inability to continue to run a viable business enterprise. During the year ended December 31, 2005, all the licensees' contracts were cancelled.

         The lease cost of revenue consists primarily of the amortization of property, plant, and equipment, including the direct personnel costs and direct product costs associated with the assembly of the leased equipment. Our cost of lease revenue also decreased by $49,119 or 11.8% from $415,809 for the year ended December 31, 2004 to $366,690 for the year ended December 31, 2005 due to a decrease in lease revenue. Our gross margin decreased from 63.0% for the year ended December 31, 2004 to 54.6% for the year ended December 31, 2005 due to costs associated with the terminated licensees.

         ROYALTY REVENUE. We receive royalty revenues from our independent distributors under the terms of master equipment leases and software license agreements they have executed with us. Our royalty revenue for the year ended December 31, 2005 decreased by $29,175 or 27.6% from $105,753 for the year ended December 31, 2004 to $76,578 for the year ended December 31, 2005. The reduction in our royalty revenue was due to the cancellation of licensee contracts and a reduction of sales subject to royalties generated by our independent distributors.

         Royalty cost of revenue consists of the royalty payments we make to Norwood Promotional Products (Janesville) for the use of license rights on the patent protecting the laser imaging process in the U.S. Our cost of royalty revenue decreased by $44,130 or 72.2% from $61,116 for year ended December 31, 2004 to $16,986 for the year ended December 31, 2005. The decrease was principally due to the cancellation of licensee contracts and a reduction of sales subject to royalties.

         GROSS PROFIT. As a result of the decrease in total revenue of $1,009,181 and a decrease in total cost of revenue of $510,316, our gross profit decreased $498,865. As a percentage of revenue, gross profit was 55.5% for the year ended December 31, 2005, as compared to 54.2% for the year ended December 31, 2004.

         OPERATING EXPENSES. Payroll and related benefits for the year ended December 31, 2005 decreased by $488,380 or 25.2% from $1,934,620 for the year ended December 31, 2004 to $1,446,240 for the year ended December 31, 2005. The decrease was a result of a reduction in personnel due to corporate downsizing.

         General and administrative expenses for the year ended December 31, 2005 decreased by $1,865,380 or 42.6% from $4,376,563 for the year ended December 31, 2004 to $2,511,183 for the year ended December 31, 2005. The decrease was principally due to a reduction in accounting and audit related fees, and legal fees and a charge to earnings of $462,775 during the three months ended December 31, 2004 as a result of a reallocation of Series A preferred stock among members of senior management.

         Impairment expense for the year ended December 31, 2004 was $212,215, which was comprised of a write down of capitalized software costs of $176,052 and website development costs of $36,163. These were no such write-downs in 2005.

       OTHER INCOME AND EXPENSES. During the year ended December 31, 2005, we recognized other income of $302,571 related to the cancellation of certain licensee agreements. Throughout 2005 all of our licensees and we mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. We removed the laser equipment and deferred income from our books and recognized a gain of $302,571. Also during the year ended December 31, 2005, we settled a dispute with one of our licensees.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2005, we had a working capital deficit of $1,165,314, as compared to $4,262,946 at December 31, 2004. We had cash and cash equivalents of $59,844 at December 31, 2005 as compared to $270,024 at December 31, 2004. The decrease in the working capital deficit is principally due to the conversion of $12,098,036 of convertible debentures and accrued interest for 200,000,000 shares of our common stock.

         Our current cash on hand plus cash expected to be generated from operations will not be sufficient to sustain our current operations and service our outstanding debt for the next twelve months. Without giving effect to the assumption of liabilities upon the acquisition of U.C. Laser, we will need to issue debt or equity securities of at least $500,000 in the short-term in order to sustain operations until such time that we can generate positive cash flow from our operations. If we can obtain financing to meet these short-term needs, then we should be able to generate a positive cash flow in the long-term from the sales generated from the machinery that would be manufactured using funds received from the financing. We are in the process of exploring various ways to address the U.C. Laser debt, such as restructuring the debt and/or borrowing from a different lender.

         During the year ended December 31 2005, our financing activities provided cash of $1,011,500, while our operating and investing activities used cash of $676,290 and $545,390, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

PLAN OF OPERATION

         We believe that we have positioned Crystalix to become the leader in the sub-surfaced glass etching industry, with our proposed acquisition of U.C. Laser (DBA Crystal Impressions). Our management has developed a plan of operation for 2006. In our Las Vegas corporate headquarters, we have put into place officers and department heads bringing various areas of expertise to design and implement our plan of operation.

         Our sales push began in 2006 again at the Promotional Product Industry Convention, where our goal to increase sales in the corporate and promotional lines seems to be succeeding based on the new orders and inquires we are receiving. The two-dimensional portrait line is growing rapidly as we have just added another major national chain and are in discussions with others. The demand for new products in the photo processing industry is stronger than we had originally anticipated and should prove to provide us with incredible growth opportunity.

         We have secured direct glass suppliers in China, which should help reduce glass and component costs. We have acquired a production facility in China through our U.C. Laser acquisition. Given this, with the addition of the Crystal Impressions machinery and technology and the experience of our laser operators, we expect to decrease not only our over head as a percentage of sales but also expect to reduce our job costs in 2006 and increase our production efficiencies helping again to achieve a lower cost. Negotiations are in progress with major component and equipment suppliers for the retail laser equipment we sell to independent retailers for quantity discounts we know will qualify for to once again help lower our costs. Accordingly, we expect our gross margins in both the glass and machine segments to increase in addition to the anticipated increases in product sales.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective March 7, 2006, De Joya & Company, the independent registered public accounting firm that was previously engaged as the principal accountant to audit our financial statements resigned. We were notified that De Joya & Company decided to withdraw from the Public Company Accounting Oversight Board and will no longer be performing public company audits. Effective March 7, 2006, we engaged De Joya Griffith & Company, LLC to serve as our independent registered public accountants to audit our financial statements for the fiscal year ending December 31, 2005. Our board of directors approved both actions.

         De Joya & Company audited our financial statements for the fiscal year ended December 31, 2004. The audit report on these financial statements was modified as to uncertainty that the company would continue as a going concern. Other than this modification, the report neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the two most recent fiscal years and the subsequent interim period through March 7, 2006, there were no disagreements with De Joya & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of De Joya & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

         There were no other "reportable events" as that term is described in
Item 304(a)(1)(iv) of Regulation S-B that occurred during the two most recent fiscal years and the subsequent interim period ending March 7, 2006.

         During our two most recent fiscal years and through March 7, 2006, the date prior to the engagement of De Joya Griffith & Company, LLC, neither we nor anyone on our behalf consulted De Joya Griffith & Company, LLC regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements.


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


ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers, directors, and key employees are:

         NAME                    AGE     POSITION

         Kevin T. Ryan            55     Chief Executive Officer and Director

         Doug Lee                 41     President

         Robert McDermott         60     Executive Vice President, Treasurer,
                                         Chief Financial Officer and Director

         Patty Hill               47     Corporate Secretary, Vice President
                                         Finance and Administration and
                                         Controller

         John S. Woodward         53     Director

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

ROBERT MCDERMOTT, EXECUTIVE VICE PRESIDENT, TREASURER, CHIEF FINANCIAL OFFICER AND DIRECTOR

         Mr. McDermott has been our executive vice president, treasurer, chief financial officer and a director since July 2004. Since 1998, he has served as a vice president of Ryan Capital Management and has acted as financial advisor for numerous business ventures. From 1977 until 2005 Mr. McDermott was the chief financial officer and a director of Charan Industries, Inc. Charan Industries owned and operated over 100 locations in the United States, which included recreation businesses, shopping centers, apartment buildings, and office buildings. In addition, Charan Industries, Inc. was involved in manufacturing joint ventures in China. From 1971 to 1977 Mr. McDermott served as domestic and international subsidiary controller for a division of Nabisco Inc., a Fortune 100 Company. From 1968 to 1971, he was a senior accountant for Price Waterhouse & Co. Mr. McDermott is a Certified Public Accountant and is a director of a number of privately held companies.

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

JOHN S. WOODWARD, DIRECTOR

         Mr. Woodward became a director in February 2003 and served as our president from April 2003 to July 2004. Mr. Woodward is a semi-retired estate-planning attorney, and has been licensed in California since 1980. He joined Crystalix USA in the spring of 2002 as a partner in one of the company-owned locations at the Forum Shops at Caesars Palace in Las Vegas, Nevada. Mr. Woodward received a degree in psychology from the University of Southern California and his law degree from Southwestern School of Law. He participates on boards of many foundations and charitable organizations and consults to a limited number of clients.

CODE OF ETHICS

         We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

AUDIT COMMITTEE

         The entire board of directors acts as our audit committee. We do not have an audit committee financial expert serving on our audit committee at this time. We propose to expand our board of directors in the near future to include a financial expert.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2005, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

--------------------------------------------------------------------------------------------------------------------
REPORTING PERSON                                    DATE REPORT DUE                       DATE REPORT FILED
--------------------------------------------------------------------------------------------------------------------
Patty Hill                                             12/14/05                               02/22/06
--------------------------------------------------------------------------------------------------------------------
Patty Hill                                             12/19/05                               02/22/06
--------------------------------------------------------------------------------------------------------------------
Doug Lee                                               12/14/05                               02/22/06
--------------------------------------------------------------------------------------------------------------------
Doug Lee                                               12/19/05                               02/22/06
--------------------------------------------------------------------------------------------------------------------
Robert McDermott                                       12/14/05                               02/23/06
--------------------------------------------------------------------------------------------------------------------
Robert McDermott                                       12/19/05                               02/23/06
--------------------------------------------------------------------------------------------------------------------
Kevin Ryan                                             12/13/05                               03/02/06
--------------------------------------------------------------------------------------------------------------------
Kevin Ryan                                             12/14/05                               03/02/06
--------------------------------------------------------------------------------------------------------------------
John S. Woodward                                       12/01/05                               02/21/06
--------------------------------------------------------------------------------------------------------------------
John S. Woodward                                       12/14/05                               02/21/06
--------------------------------------------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our four most highly compensated executive officers who served as executive officers at the end of December 31, 2005 and earned in excess of $100,000 per annum during any part of our last three fiscal years:


                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------

                                                                          LONG TERM COMPENSATION
                                                                 ---------------------------------------
                            ANNUAL COMPENSATION                             AWARDS             PAYOUTS
----------------------------------------------------------------------------------------------------------------------
                                                         OTHER     RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL        STOCK     UNDERLYING      LTIP       ALL OTHER
    PRINCIPAL      FISCAL                              COMPENSA-    AWARD(S)     OPTIONS/      PAYOUTS     COMPENSA-
    POSITION        YEAR    SALARY ($)    BONUS ($)     TION($)        ($)       SARS (#)        ($)        TION($)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Kevin T. Ryan       2005        -0-          -0-         -0-          -0-           -0-          -0-          -0-
  (1)<F1>           2004        -0-          -0-         -0-          -0-           -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
  Doug Lee (2)<F2>  2005      150,000        -0-         -0-          -0-           -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
     John S.        2005        -0-          -0-         -0-          -0-           -0-          -0-          -0-
    Woodward,       2004        -0-          -0-         -0-          -0-           -0-          -0-          -0-
  President (3)<F3> 2003    170,000 (4)<F4>  -0-         -0-          -0-           -0-          -0-          -0-
----------------------------------------------------------------------------------------------------------------------
 Rainer Eissing,    2005      60,000         -0-         -0-          -0-           -0-          -0-          -0-
      Chief         2004      246,450        -0-         -0-          -0-           -0-          -0-          -0-
   Technol-ogy      2003      189,450        -0-         -0-          -0-           -0-          -0-        -0-(6)<F6>
   Officer (5)<F5>
----------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> Mr. Ryan became our chief executive officer in July 2004 and served as president from July 2004 to January 2005.
(2)<F2>  Mr. Lee became our president in January 2005.
(3)<F3>  Mr. Woodward was our president from April 2003 to July 2004.
(4)<F4> We issued Mr. Woodward 340,000 shares of common stock valued at $170,000 for his services.
(5)<F5> Includes amounts paid to Mr. Eissing through his company. See "Certain Relationships and Related Transactions."
(6)<F6> Does not include the value of a car furnished by us for use by Rainer Eissing.

         There were no stock options granted in 2005 and no options are outstanding at December 31, 2005.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information, as of February 17, 2006, concerning shares of our common stock, the only class of our securities that are issued and outstanding, held by (1) each stockholder known by us to own beneficially more than five percent of the common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group:

--------------------------------------------------------------------------------------------------------------------
                                                               AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                   BENEFICIAL OWNERSHIP          PERCENT OF CLASS (2)<F2>
--------------------------------------------------------------------------------------------------------------------
Kevin T. Ryan                                                      137,542,000                        49.0%
3950 E. Patrick Lane, Suite 101
Las Vegas, NV 89120
--------------------------------------------------------------------------------------------------------------------
Urban Casavant                                                    47,000,000 (3)<F3>                  16.7%
136 Arbor Way
Henderson, NV  89074
--------------------------------------------------------------------------------------------------------------------
John S. Woodward                                                    43,000,000                        15.3%
1181 Grier Drive, Suite B-116
Las Vegas, NV 89119
--------------------------------------------------------------------------------------------------------------------
Doug E. Lee                                                         15,300,000                         5.4%
--------------------------------------------------------------------------------------------------------------------
Patty Hill                                                          2,500,000                          0.9%
--------------------------------------------------------------------------------------------------------------------
Robert McDermott                                                    2,000,000                          0.7%
--------------------------------------------------------------------------------------------------------------------
Officers and directors as a group (5 persons)                      200,342,000                        71.3%
--------------------------------------------------------------------------------------------------------------------
-------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

(2)<F2> This table is based on 280,837,972 shares of Common Stock outstanding as of February 17, 2006. If a person listed on this table has the right to obtain additional shares of Common Stock within sixty (60) days from February 17, 2006, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Includes shares held of record by CMKEXTREME, Inc. and UAJC 2005 Irrevocable Trust.


         Kevin Ryan may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

EQUITY COMPENSATION PLANS

         As of December 31, 2005, our equity compensation plans were as follows:

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

Equity compensation plans not              None                          N/A                         None
approved by security holders
-------------------------------------------------------------------------------------------------------------------

Total                                      None                                                      None
-------------------------------------------------------------------------------------------------------------------

CHANGES IN CONTROL

         As of December 29, 2005, we entered into an Asset Purchase Agreement with U.C. Laser Ltd., in which we agreed to purchase all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets to be acquired include U.C. Laser's subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser's worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd.

         In consideration for the purchased assets, we will assume the liabilities arising from or related to the purchased assets and issue a number of our shares of Class B Preferred Stock as will collectively have voting rights equal to 45% of all voting rights of all our capital stock outstanding immediately after the closing, determined on a fully diluted basis. The shares to be issued to U.C. Laser will be convertible into a total number of shares of common stock as would, immediately after such conversion, represent 45% of all shares of our capital stock then outstanding on a fully diluted basis. Twenty percent of the shares to be issued to U.C. Laser will be placed into escrow to satisfy any obligations of U.C. Laser to indemnify us for losses arising from
(1) a material breach by U.C. Laser of any representation, warranty, covenant, restriction, or agreement made in the Asset Purchase Agreement or (2) fraud or an intentional misstatement by U.C. Laser. The escrow period shall terminate 90 days after the closing of the transaction.

         We have agreed that our board of directors, upon the completion of this transaction, shall consist of five members, two of whom shall be Marshall D. Butler and Zvi Dinstein.


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

         RAINER EISSING. As of October 5, 2005, we entered into a Transfer of Assets Agreement with Innovative Motions, which is a company owned by Rainer Eissing, who was an officer, director and principal shareholder of the company at the time. Under the terms of the agreement, we transferred our Berlin Division of Crystalix Imaging, Ltd., a subsidiary of the company, to Innovative Motions in consideration for shares of Mr. Eissing's common stock and preferred stock. Mr. Eissing owned beneficially 8,621,000 shares of common stock (22.9% of the outstanding common shares) and 962,100 shares of preferred stock (24.5% of the outstanding preferred shares). Innovative Motions, or a designee, will retain 1,000,000 shares of common stock.

         Mr. Eissing resigned as an officer and director of the company. We had planned to curtail European operations, as such operations had not been profitable. Mr. Eissing expressed an interest in acquiring the Berlin Division, thereby resulting in the agreement.

         During the years ended December 31, 2005, 2004 and 2003, purchases of equipment from Entwicklungen Werbetechnik Software, a company wholly-owned by Rainer Eissing, amounted to approximately $0, $0 and $19,046, respectively. This related party vendor does not have any formal agreement. Management believes that these transactions are negotiated at arm's length. In 2003, Mr. Eissing was paid $189,450 through his company, Innovative Motions and was paid $246,450 in 2004 and $-0- in 2005. We have included these amounts in the Summary Compensation Table in "Executive Compensation" above.

         MARC JANSSENS. As of November 13, 2005, we received the executed Transfer of Assets Agreement with Marc Janssens, who was a director and principal shareholder at the time. Under the terms of the agreement, we transferred one refurbished laser-engraving machine to Mr. Janssens, in consideration for shares of Mr. Janssens' common stock and preferred stock. Mr. Janssens owned beneficially 2,796,000 shares of common stock (7.5% of the outstanding common shares) and 110,000 shares of preferred stock (2.8% of the outstanding preferred shares). Mr. Janssens resigned as a director.

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

         On July 21, 2004, we issued a convertible promissory note to Mr. Woodward in the amount of $1,824,000, which represents principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,279. This note bore interest at 10% per annum and called for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note required monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments could be paid with shares of our common stock at the option of the holder. The conversion price was the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. We agreed to register the shares issuable upon conversion of this note.

         On November 29, 2005, we entered into a Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with John S. Woodward, in which Mr. Woodward agreed to forgive all accrued interest on his promissory note and to accept 34,000,000 shares of common stock as full and complete payment of the note described in the preceding paragraph. As of September 30, 2005, the outstanding principal balance of this note was $1,824,000 and accrued interest was $218,255. Mr. Woodward has been a director of the company at all times pertinent to this promissory note.

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

         On July 21, 2004, we issued a convertible promissory note to Mr. Ryan in the amount of $5,396,764, which represented (a) principal due on two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500,
(c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note bore interest at 10% per annum and called for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest was to be added to the principal amount. Beginning on January 1, 2005, this note required monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments could be paid with shares of our common stock at the option of the holder. The conversion price was the lesser of the average closing price of our common stock five business days immediately prior to the conversion notice or $0.08. In addition, we granted to Mr. Ryan a warrant to purchase 1,875,000 shares of our common stock. The exercise price was $0.08. We agreed to register the shares issuable upon conversion of this note and exercise of the warrant.

         On July 21, 2004, we issued a promissory note to Ryan Capital Management, Inc., a company controlled by Kevin Ryan, in the amount of $452,137, which represented principal due on a previously issued note payable in the amount of $400,000 plus accrued interest in the amount of $52,137. This note bore interest at 10% per annum and called for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note required monthly principal payments of $37,902 plus accrued interest with any unpaid principal and interest due on December 1, 2005.

         On August 1, 2004, we issued a promissory note to McCary & Rood, a company controlled by Kevin Ryan, in the amount of $280,000, which represented past due consulting fees under a consulting agreement dated May 28, 2003. This note called for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on May 1, 2005.

         On August 1, 2004, we issued a promissory note to McCary & Rood in the amount of $214,037, which represented past due reimbursable expenses under a consulting agreement dated May 28, 2003. This note called for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on March 1, 2005.

         As of December 9, 2005, we entered into a Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with Kevin T. Ryan, in which Mr. Ryan agreed to forgive all accrued interest on the promissory notes owed to him, Ryan Capital and McCary & Rood, and to accept 119,000,000 shares of common stock as full and complete payment of these notes.

         DOUGLAS LEE. Doug Lee became our president in January 2005. During the year ended December 31, 2005, we purchased $1357.39 from the Springboard Agency, a web design and software support company in Dallas,

Texas. Mr. Lee is a 50% owner and Chief Operations Officer of the Springboard Agency. We purchased $nil from Springboard for the year ended December 31, 2004.

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


ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
       2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
       2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
       2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
       2.4 Asset Purchase Agreement by and between U.C. Laser Ltd. and Crystalix Group International, Inc. dated as of December 29, 2005
--------------------------------------------------------------------------------
       3.1          Articles of Incorporation of Crystalix Group International,
                    Inc. (5)
--------------------------------------------------------------------------------
       3.2          Bylaws of Americabilia.com, Inc. (6)
--------------------------------------------------------------------------------
       10.1         Form of Master Equipment Lease and Software License
                    Agreement (5)
--------------------------------------------------------------------------------
       10.2 Patent Sub-License Agreement, dated January 1, 2002, between Laser Design International, LLC and Crystalix USA Group (5)
--------------------------------------------------------------------------------
       10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd.
                    (5)
--------------------------------------------------------------------------------
       10.4 Settlement Agreement and Release between Crystalix Group International, Inc. and John S. Woodward dated July 21, 2004
                    (7)
--------------------------------------------------------------------------------
       10.5         Amended and Restated Convertible Promissory Note to John S.
                    Woodward dated July 21, 2004 (7)
--------------------------------------------------------------------------------
       10.6 Settlement Agreement and Release among Crystalix Group International, Inc. Kevin T Ryan, Ryan Capital Management, Inc. and McCary & Rood dated July 21, 2004. (7)
--------------------------------------------------------------------------------
       10.7         Amended and Restated Convertible Promissory Note to Kevin T.
                    Ryan dated July 21, 2004 (7)
--------------------------------------------------------------------------------
       10.8 Promissory Note to Ryan Capital Management, Inc. dated July 21, 2004 (7)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    REGULATION
    S-B NUMBER                          EXHIBIT
--------------------------------------------------------------------------------
       10.9         Promissory Note for $280,000 to McCary & Rood dated August
                    1, 2004  (7)
--------------------------------------------------------------------------------
      10.10         Promissory Note for $214,037 to McCary & Rood dated August
                    1, 2004 (7)
--------------------------------------------------------------------------------
      10.11 Amended and Restated Warrant to Purchase Common Stock of Crystalix Group International, Inc. issued to Kevin T. Ryan
                    (8)
--------------------------------------------------------------------------------
      10.12         Registration Rights Agreement (7)
--------------------------------------------------------------------------------
      10.13 Amended and Restated Warrant to Purchase Common Stock issued to CMKXTREME.COM (8)
--------------------------------------------------------------------------------
      10.14 Amended and Restated Convertible Promissory Note to CMKXTREME, Inc. dated April 11, 2005 (9)
--------------------------------------------------------------------------------
      10.15 Convertible Promissory Note to UAJC 2005 Irrevocable Trust dated April 11, 2005 (9)
--------------------------------------------------------------------------------
      10.16 Registration Rights Agreement with UAJC 2005 Irrevocable Trust dated April 11, 2005 (9)
--------------------------------------------------------------------------------
      10.17 Security Agreement with UAJC 2005 Irrevocable Trust dated April 11, 2005 (9)
--------------------------------------------------------------------------------
      10.18         Security Agreement with CMKXTREME, Inc. dated April 11, 2005
                    (9)
--------------------------------------------------------------------------------
      10.19         Subordination Agreement between CMKXTREME, Inc. and John S.
                    Woodward dated April 11, 2005 (9)
--------------------------------------------------------------------------------
      10.20 Subordination Agreement between UAJC 2005 Irrevocable Trust, CMKXTREME, Inc., Kevin T. Ryan and John S. Woodward dated April 11, 2005 (9)
--------------------------------------------------------------------------------
      10.21 Intercreditor Agreement between Kevin T. Ryan and CMKXTREME, Inc. dated April 11, 2005 (9)
--------------------------------------------------------------------------------
      10.22 Amendment to Registration Rights Agreement between the Company and CMKXTREME, Inc. dated April 11, 2005 (9)
--------------------------------------------------------------------------------
      10.23 Membership Interest Purchase Agreement dated as of April 8, 2005, between Crystalix Group International, Inc., Laser Design International, LLC, and members of Laser Design International, LLC (10)
--------------------------------------------------------------------------------
      10.24 Transfer of Assets Agreement Between Crystalix Group International and Innovative Motions (11)
--------------------------------------------------------------------------------
      10.25 Transfer of Assets Agreement Between Crystalix Group International and Marc Janssens (12)
--------------------------------------------------------------------------------
      10.26 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with CMKXTREME and UAJC 2005 Irrevocable Trust dated November 26, 2005 (13)
--------------------------------------------------------------------------------
      10.27 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with John S. Woodward dated November 29, 2005 (13)
--------------------------------------------------------------------------------
      10.28 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with Kevin T. Ryan dated December 9, 2005
                    (14)
--------------------------------------------------------------------------------
       16.1         Letter from De Joya & Company (14)
--------------------------------------------------------------------------------

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

----------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed January 5, 2006.
(5) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(5) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(6) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB/A for the quarter ended June 30, 2004, filed September 23, 2004.
(7) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed May 5, 2005.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed August 23, 2005. Confidential treatment was requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(10) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 11, 2005.
(11) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 17, 2005.
(12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 1, 2005.
(13) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 14, 2005.
(14) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed March 10, 2006.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         On March 7, 2006, De Joya & Company resigned as our independent public accountants as a result of its withdrawal from the Public Company Accounting Oversight Board. De Joya & Company had audited our financial statements for the fiscal year ended December 31, 2004. On March 7, 2006, we engaged De Joya Griffith & Company, LLC to serve as our independent public accountants for the fiscal year ending December 31, 2005.

AUDIT FEES

         De Joya Griffith & Company, LLC is expected to bill approximately $95,000 for the audit of our 2005 annual financial statements. For the fiscal years ended December 31, 2005 and 2004, De Joya & Company billed $15,000 and $95,500, respectively, for the audit of our annual financial statements and review of our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

         There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2005 and 2004.

ALL OTHER FEES

         There were no fees billed for other services for the fiscal years ended December 31, 2005 and 2004.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. The board in accordance with procedures for the company approved all of the services described above.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CRYSTALIX GROUP INTERNATIONAL, INC.



Date:   March 30, 2006                 By: /s/ KEVIN T. RYAN
                                          -------------------------------------
                                          Kevin T. Ryan, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                          DATE

                                         Chief Executive Officer and Director
/S/ KEVIN T. RYAN                        (Principal Executive Officer)                  March 30, 2006
------------------------------------
Kevin T. Ryan
                                         Executive Vice President, Treasurer, Chief
                                         Financial Officer, and Director (Principal
/S/ ROBERT MCDERMOTT                     Financial Officer)                             March 30, 2006
------------------------------------
Robert McDermott
                                         Corporate Secretary, Vice President Finance
                                         and Administration and Controller (Principal
/S/ PATTY HILL                           Accounting Officer)                            March 30, 2006
-------------------------------------
Patty Hill


                                         Director
------------------------------------

John S. Woodward


              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004









                                    CONTENTS

                                                                            PAGE


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheet as of December 31, 2005                        F-2

   Consolidated Statements of Operations for the years
      ended December 31, 2005 and 2004                                       F-3

   Consolidated Statements of Comprehensive Loss for the years
      ended December 31, 2005 and 2004                                       F-4

   Consolidated Statement of Stockholders' Deficit for the years
      ended December 31, 2005 and 2004                                       F-5

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2005 and 2004                                             F-6

   Notes to Consolidated Financial Statements                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Stockholders of
Crystalix Group International, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Crystalix Group International, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Crystalix Group International, Inc. and Subsidiaries as of December 31, 2005, and the consolidated results of their operations and cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $5,691,026, used cash for operations of $676,290 for the year ended December 31, 2005, has an accumulated deficit of $21,736,588 as of December 31, 2005 and has a working capital deficit of $1,165,314 as of December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DeJoya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS

Henderson, Nevada
February 20, 2006


                                      F-1A

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



/s/ DeJoya & Company
CERTIFIED PUBLIC ACCOUNTANTS

Henderson, Nevada
March 18, 2005



                                      F-1B

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                      DECEMBER
                                                                                      31, 2005
                                                                                   ---------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                      $       59,844
    Accounts receivable, net of allowance of $26,000                                      140,833
    Inventory                                                                             641,011
    Other current assets                                                                  184,400
                                                                                   ---------------
TOTAL CURRENT ASSETS                                                                    1,026,088
                                                                                   ---------------

PROPERTY AND EQUIPMENT, net                                                               449,427
                                                                                   ---------------

INTANGIBLE ASSETS
    Licenses and related costs, net of accumulated amortization of $737,840             1,152,061
    Customer lists and relationships, net of accumulated amortization of $67,500           45,000
    Patent, net of accumulated amortization of $53,060                                    795,901
                                                                                   ---------------
                                                                                        1,992,962
                                                                                   ---------------

OTHER ASSETS                                                                               16,843

                                                                                   ---------------
TOTAL ASSETS                                                                       $    3,485,320
                                                                                   ===============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses ($8,343 to related party)                $    1,698,410
    Customer deposits                                                                     111,492
    Note payable - related party                                                          381,500

                                                                                   ---------------
TOTAL CURRENT LIABILITIES                                                               2,191,402
                                                                                   ---------------

COMMITMENTS AND CONTINGENCIES                                                                 -

STOCKHOLDERS' EQUITY
    Preferred stock - Class A, $0.001 par value; 10,000,000 shares
      authorized; 0 Class A shares issued and outstanding                                     -

    Common stock; $0.001 par value; 300,000,000 shares
      authorized; 280,707,192 shares issued and outstanding                               280,707
    Additional paid-in capital                                                         22,749,799
    Accumulated deficit                                                               (21,736,588)
                                                                                   ---------------
TOTAL STOCKHOLDERS' EQUITY                                                              1,293,918
                                                                                   ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    3,485,320
                                                                                   ===============

              The accompanying notes are an integral part of these
                        consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED
                                                             --------------------------------
                                                                December         December
                                                                31, 2005         31, 2004
                                                             --------------   ---------------
REVENUE
    Product sales                                            $   2,734,402    $    3,398,384
    Lease revenue                                                  808,513         1,124,537
    Royalty revenue                                                 76,578           105,753
                                                             --------------   ---------------
TOTAL REVENUE                                                    3,619,493         4,628,674
                                                             --------------   ---------------
COST OF REVENUE
    Product sales                                                1,225,788         1,642,855
    Lease revenue                                                  366,690           415,809
    Royalty revenue                                                 16,986            61,116
                                                             --------------   ---------------
TOTAL COST OF REVENUE                                            1,609,464         2,119,780

                                                             --------------   ---------------
GROSS PROFIT                                                     2,010,029         2,508,894
                                                             --------------   ---------------
OPERATING EXPENSES
    Payroll and related benefits                                 1,446,240         1,934,620
    General and administrative                                   2,511,183         4,376,563
    Impairment expense                                                 -             212,215
                                                             --------------   ---------------
TOTAL OPERATING EXPENSES                                         3,957,423         6,523,398
                                                             --------------   ---------------

LOSS FROM OPERATIONS                                            (1,947,394)       (4,014,504)
                                                             --------------   ---------------
OTHER INCOME (EXPENSES):
    Gain on cancelation of contracts with licensees                302,571               -
    Settlement with licensee                                      (250,000)              -
    Amortization of debt discounts                              (2,756,696)         (460,816)
    Interest expense and financing                                (988,704)       (3,849,758)
    Other                                                          (50,803)           22,500

                                                             --------------   ---------------
TOTAL OTHER INCOME (EXPENSE)                                    (3,743,632)       (4,288,074)
                                                             --------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                          (5,691,026)       (8,302,578)

PROVISION FOR INCOME TAXES                                             -                 -
                                                             --------------   ---------------

NET LOSS                                                     $  (5,691,026)   $   (8,302,578)
                                                             ==============   ===============

NET LOSS PER SHARE - BASIC AND DILUTED                       $       (0.10)   $        (0.23)
                                                             ==============   ===============

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC AND DILUTED                      54,366,359        35,441,222
                                                             ==============   ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS


                                                     YEARS ENDED
                                            --------------------------------
                                               December          December
                                               31, 2005          31, 2004
                                            --------------    --------------

NET LOSS                                    $  (5,691,026)    $  (8,302,578)

FOREIGN CURRENCY TRANSLATION ADJUSTMENT           114,490           (72,179)
                                            --------------    ---------------

COMPREHENSIVE LOSS                          $  (5,576,536)    $  (8,374,757)
                                            ==============    ==============
















              The accompanying notes are an integral part of these
                        consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


                                                  PREFERRED STOCK                                     ADDITIONAL       OTHER
                                                      CLASS A                 COMMON STOCK             PAID-IN     COMPREHENSIVE
                                                SHARES       AMOUNT        SHARES       AMOUNT         CAPITAL         LOSS
                                          ------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2003                    3,920,000   $   3,920      34,113,192   $   34,113    $  4,364,634    $   (42,311)

Shares issued for financing costs                                         3,019,000        3,019         320,014
Value of Class A Preferred Stock
  re-allocated to investors and senior
  management                                                                                           2,833,253
Value of beneficial conversion feature and
  value of warrants issued in connection
  with convertible notes payable                                                                       3,187,512
Foreign currency translation adjustment                                                                                 (72,179)
Net loss

                                             -----------------------    -------------------------   -----------------------------
BALANCE, DECEMBER 31, 2004                    3,920,000       3,920      37,132,192       37,132      10,705,413       (114,490)


Shares issued for converstion of debt
  and accrued interest                                                  200,000,000      200,000      11,898,036
Shares issued to consultants for services                                 1,800,000        1,800          43,200
Shares issued to employees for services                                  21,150,000       21,150         401,850
Shares surrendered in exchange for
  Crystalix Europe subsidiary                  (962,100)       (962)     (5,058,000)      (5,058)       (305,975)
Shares surrendered in exchange for
  equipment                                    (110,000)       (110)     (2,796,000)      (2,796)          2,906
Conversion of Series A preferred stock
  to common stock                            (2,847,900)     (2,848)     28,479,000       28,479         (25,631)
Value of beneficial conversion feature in
  connection with convertible note payable                                                                30,000
Foreign currency translation adjustment
                                                                                                                        114,490
Net loss

                                             -----------------------    -------------------------   -----------------------------
BALANCE, DECEMBER 31, 2005                           -    $     -       280,707,192   $  280,707    $ 22,749,799    $       -
                                             =======================    =========================   =============================


                                               ACCUMULATED
                                                 DEFICIT        TOTAL
                                            ------------------------------
BALANCE, DECEMBER 31, 2003                  $  (7,742,984)  $ (3,382,628)

Shares issued for financing costs                                323,033
Value of Class A Preferred Stock
  re-allocated to investors and senior
  management                                                   2,833,253
Value of beneficial conversion feature and
  value of warrants issued in connection
  with convertible notes payable                               3,187,512
Foreign currency translation adjustment                          (72,179)
Net loss                                       (8,302,578)    (8,302,578)

                                            -----------------------------
BALANCE, DECEMBER 31, 2004                    (16,045,562)    (5,413,587)


Shares issued for converstion of debt
  and accrued interest                                        12,098,036
Shares issued to consultants for services                         45,000
Shares issued to employees for services                          423,000
Shares surrendered in exchange for
  Crystalix Europe subsidiary                                   (311,995)
Shares surrendered in exchange for
  equipment                                                          -
Conversion of Series A preferred stock
  to common stock                                                    -
Value of beneficial conversion feature in
  connection with convertible note payable                        30,000
Foreign currency translation adjustment
                                                                 114,490
Net loss                                       (5,691,026)    (5,691,026)

                                            -----------------------------
BALANCE, DECEMBER 31, 2005                  $ (21,736,588)  $  1,293,918
                                            =============================

              The accompanying notes are an integral part of these
                       consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED
                                                                   ----------------------------------
                                                                        DECEMBER          December
                                                                       31, 2005           31, 2004
                                                                   ----------------  ----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                         $    (5,691,026)  $    (8,302,578)
  Adjustment to reconcile net loss to net cash
  used in operating activities
     Depreciation and amortization                                       1,013,117         1,101,181
     Provision for doubtful accounts                                      (308,000)           74,000
     Common stock and reallocation of Series A preferred                       -           2,747,011
     stock issued for financing costs
     Common stock and reallocation of Series A preferred                       -             409,275
     stock issued for services
     Common stock issued for services                                      468,000               -
     Amortization of debt discounts                                      2,756,696           460,816
     Exchange gain                                                         114,490           (72,774)
     Gain loss on disposal of fixed assets                                     -              (1,973)
     Gain on cancelation of contracts with licensees                      (302,571)              -
     Write down of intangible assets                                           -             212,215
  Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                                                   559,108           (54,580)
     Inventory                                                             (40,850)         (316,990)
     Other current assets                                                   40,345          (203,646)
     Deposits                                                                2,523             4,269
  Increase (decrease) in:
    Accounts payable and accrued expenses                                1,327,492         1,060,768
    Customer deposits                                                       88,071           (57,267)
    Deferred revenue                                                      (703,685)         (996,527)
                                                                   ----------------  ----------------
Net cash used in operating activities                                     (676,290)       (3,936,800)
                                                                   ----------------  ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Payment to repurchase laser                                                  -             (39,006)
  Payment for acquisition of subsidiary                                   (475,000)              -
  Cash paid with disposition of Crystalix Europe                           (19,887)              -
  Payments to acquire property and equipment                               (50,503)         (159,341)
                                                                   ----------------  ----------------
Net cash used in investing activities                                     (545,390)         (198,347)
                                                                   ----------------  ----------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net advances from related party                                              -           2,452,825
  Proceeds from issuance of notes payable                                  540,000         2,000,000
  Proceeds from issuance of notes payable - related parties                471,500               -
  Payments on notes payable                                                    -              (3,600)
  Payments on notes payable - related parties                                  -            (103,530)
                                                                   ----------------  ----------------
Net cash provided by financing activities                                1,011,500         4,345,695
                                                                   ----------------  ----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   -                 595
                                                                   ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (210,180)          211,143

CASH AND CASH EQUIVALENTS, Beginning of year                               270,024            58,881
                                                                   ----------------  ----------------
CASH AND CASH EQUIVALENTS, End of year                             $        59,844   $       270,024
                                                                   ================  ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                    $           -     $           -
                                                                   ================  ================
  Income taxes paid                                                $           -     $           -
                                                                   ================  ================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
  FINANCING ACTIVITIES
  Conversion of debt and accrued interst into common stock        $    12,098,036    $           -
                                                                   ================  ================
  Discounts on convertible notes payable                          $        30,000    $     3,187,512
                                                                   ================  ================
  Payments on notes payable from sale of vehicles                 $            -     $        85,499
                                                                   ================  ================


              The accompanying notes are an integral part of these
                       consolidated financial statements

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

         GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2005 of $5,691,026, used cash for operating activities of $676,290 for the year ended December 31, 2005 and at December 31, 2005, had an accumulated deficit of $21,736,588 and a working capital deficit of $1,165,314. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently exchanged $12,098,036 of convertible debentures and accrued interest for 200,000,000 shares of the Company's common stock which has reduced the Company's liabilities by approximately 85%. Also, on August 17, 2005, the Company purchased a 51% interest in Laser Design International, LLC, a California limited liability company ("LDI"). LDI is the owner of a patent for sub surfacing laser decorative imaging, and also has exclusive rights to the license for the color technology. In addition, on January 9, 2006 the Company agreed to an Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions). The Company purchased all of U.C. Laser's assets used in conjunction with the marketing, manufacturing and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's worldwide exclusive license for its innovative sub surface laser color technology. Management believes that the merger of these two companies formerly operating and competing separately as Crystalix and Crystal Impressions, will enable the Company to increase operational efficiencies and take advantage of economies of scale which will enable the Company to continue as a going concern.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Crystalix Group International, Inc. and its wholly owned legal subsidiaries, Crystalix USA Group, Inc., Crystalix Imaging Limited (d.b.a. Crystalix Europe - up to the date of disposition October 5,
         2005), Lazer-Tek Designs, Inc., Lazer-Tek Designs Ltd. and its 51% owned subsidiary, Laser Design International, LLC (from the date of acquisition August 17, 2005) (collectively the "Company"). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

         LINES OF BUSINESS

         The Company assembles and sells laser equipment, together with its licensed laser inscription technology, to individuals and privately held businesses throughout the United States.

         Lazer-Tek designs, manufactures and sells laser inscribed gift crystals to privately held businesses and corporate customers throughout the United States.

         STOCK BASED COMPENSATION

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation. The Company uses the fair value method for options granted to non-employees. For the years ended December 31, 2005 and 2004, there were no options granted to employees of the Company and as of December 31, 2005, there were no options outstanding.

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2005, the Company used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, accrued expenses and the value of equity common stock and warrant instruments issued for compensation expense and financing costs. Actual results could differ from these estimates.

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

         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company is currently in negotiations with existing distributors over disputes regarding amount owed to the Company for purchases of crystal blocks. Most of these

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         amounts in dispute arose prior to the Company's new management team taking over the operations of the Company. Since most of these amounts are 1 to 2 years old, the Company has deemed them uncollectible and has established an allowance for uncollectible accounts. The Company regularly reviews its accounts receivable balances for collectibility and establishes an allowance for uncollectible accounts. During the years ended December 31, 2005 and 2004, the Company recognized $25,209 and $74,000, respectively, in bad debt expense.

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

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

         INTANGIBLE ASSETS

         Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, patents, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek, as well as the acquisition of LDI. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the assets (3-10 years) as follows:

                                                            USEFUL LIFE
            Licenses and related costs                        10 years
            Artwork library                                    3 years
            Customer lists and relationships                   5 years
            Trade name and trademark                           5 years
            Patent                                             6 years

         For the years ended December 31, 2005 and 2004, the Company recognized an impairment loss on intangible assets of $0 and $212,215, respectively, which is included in impairment expense in the accompanying consolidated statement of operations. Amortization expense amounted to $602,953 and $662,430 for the years ended December 31, 2005 and 2004, respectively. Amortization expense is as follows for the years ended December 31:

                        2006                           $       328,574
                        2007                                   328,574
                        2008                                   306,074
                        2009                                   306,074
                        2010                                   306,074
                        Thereafter                             417,592
                                                       ---------------

                                                       $     1,992,962
                                                       ===============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

         PRODUCT SALES
         Revenue from the sale of laser inscribed products are recognized when title to the products are transferred to the customer (customer acceptance for custom designed crystals) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered. Shipping and handling charges are included in gross revenue, with the related costs included in cost of revenue.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         Revenue from the sale of glass cube products is recognized when title to the products are transferred to the customer-lessee (upon shipment) and only when no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments for products sold and delivered.

         ROYALTY REVENUE
         The Company also recognizes royalty revenue from licensing its technology, only when earned, with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

         DEFERRED REVENUE
         Deferred revenue represent amounts received as non-refundable payments upon the signing of the licensing agreements and delivery of the laser equipment, for which, revenue is recognizable over the term of the agreement (See Lease Revenue). Deposits received from potential customers/lessees, who have not yet received the laser equipment or products, are accounted as refundable customer-lessee deposits.

         COSTS OF REVENUE

         Cost of revenue includes raw materials, component parts, shipping supplies, freight cost and customs, direct labor, and an overhead allocation based on manufacturing facility use. Shipping and handling costs are not a significant portion of the cost of revenue.

         During the years ended December 31, 2005 and 2004, the Company purchased products from one vendor that represented approximately 38% and 42% of total cost of revenue.

         ADVERTISING AND MARKETING COSTS

         The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2005 and 2004 amounted to $3,632 and $32,001, respectively.

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

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         EARNINGS (LOSS) PER SHARE

         The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. The following potential common shares have been excluded from the computation of diluted net loss per share for the years ended December 31, 2005 and 2004 because the effect would have been anti-dilutive:

                                                              2005        2004
                                                           ---------   ---------

              Warrants issued with convertible debentures          -   4,375,000

         SEGMENT INFORMATION

         The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The management believes it operates in a single business segment. During the years ended December 31, 2005 and 2004, Crystalix Europe had net sales of $286,467 and $990,612, operating loss of $251,849 and $484,904 and net loss of $255,332 and $494,702, respectively. Crystalix Europe was disposed of on October 5, 2005.

         COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2005 and 2004, the foreign currency translation adjustment has been included in the consolidated statement of stockholders' equity (deficit) showing the change in comprehensive loss.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

         RECLASSIFICATION

         Certain reclassifications have been made to the 2004 balances to conform to the 2005 presentation.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15,

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         2006. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operations.

         In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6.") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2 - ACQUISITIONS AND DISPOSITION

         ACQUISITION

         On August 17, 2005, the Company purchased a 51% interest in Laser Design International, LLC, a California limited liability company ("LDI"). The Company paid $708,000 for a 51% interest in LDI as follows; $75,000 deposit already paid; $250,000 at closing and $76,600 on each of the following dates: December 31, 2005, April 30, 2006, August 31, 2006, December 31, 2006 and April 8, 2007. In addition, the Company paid $150,000 to Norwood Operating Company, LLC in connection with this purchase agreement. A portion of the purchase price was funded by the convertible note from the UAJC 2005 Irrevocable Trust (See Note 6). The collateral for the $1,000,000 convertible note will be the Company's 51% ownership in LDI. The acquisition was accounting for using the purchase method of accounting. The purchase price of $858,000 was allocated to the fair value of the assets and liabilities. LDI is the owner of a patent for sub surfacing laser decorative imaging, and also has exclusive rights to the license for the color technology. This acquisition of LDI is not considered a significant acquisition, therefore, pro forma information has not been presented. Minority interest has not been recorded since LDI's liabilities exceeded their assets at the date of acquisition and LDI incurred a net loss from the date of acquisition to December 31, 2005.

         The fair value of the assets acquired and liabilities assumed is summarized as follows:

             Current assets                      $  24,435
             Patent                                848,961
             Other assets                           16,843
             Current liabilities                   (32,239)
                                                 ----------
             Purchase price                      $ 858,000
                                                 ==========

         DISPOSITION

         On October 5, 2005, the Company entered into an agreement with a former officer and director of the Company whereby the Company agreed to exchange its Crystalix Europe subsidiary for the cancellation of 962,100 shares of Class A preferred stock and 5,058,000 share of common stock that were owned by the former officer and director. There was no gain or loss recognized on this

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         transaction since it was with a related party. The shares of canceled stock in this transaction were valued at the historical carrying cost of the Company's Crystalix Europe subsidiary.

NOTE 3 - INVENTORY

         Inventory at December 31, 2005, consist of the following:

            Glass blocks, pre-made images and related products     $    549,827
            Electronic parts and accessories                             91,184
                                                                   ------------
                                                                   $    641,011
                                                                   =============

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2005, consist of the following:

            Computers and equipment                                $    720,265
            Vehicles                                                      4,000
            Furniture and fixtures                                      108,815
            Leasehold improvements                                       32,188
                                                                   -------------
                                                                        865,268
            Less accumulated depreciation and amortization             (415,841)
                                                                   -------------
                                                                   $    449,427
                                                                   =============

         Depreciation expense for the years ended December 31, 2005 and 2004 was $410,164 and $438,752, respectively. During the year ended December 31, 2005, the Company canceled certain agreements with licensees that resulting in the Company transferring ownership of the equipment under leases to the licensee. The cost and accumulated depreciation of the equipment transferred was $1,732,630 and $775,613, respectively. The Company recognized a gain of the cancellation of these agreements of $302,571. During the year ended December 31, 2004, the Company recognized a loss on disposal of certain assets of $243,893 and during the year ended December 31, 2004, the Company recognized a gain on disposal of certain assets of $1,973.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2005, consist of the following:

            Accounts payable - trade                       $       439,066
            Royalties payable                                      445,967
            Accrued interest - related party                         8,343
            LDI acquisition                                        383,000
            Legal settlement                                       205,950
            Other accrued expenses                                 216,084
                                                           ---------------
                                                           $     1,698,410
                                                           ===============

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


NOTE 6 - NOTES PAYABLE - INCLUDING RELATED PARTIES

         During the year ended December 31, 2005, Mr. Kevin Ryan loaned $381,500 to the Company. This note accrues interest at 10% per annum and is due on December 31, 2006.

         During the fourth quarter of 2005, the following outstanding debt was converted into shares of the Company's common stock:

            John Woodward (a)                          $     1,824,000
            Kevin Ryan (b)                                   5,396,764
            Ryan Capital Management, Inc. (c)                  452,137
            McCary & Rood, Inc. (d)                            280,000
            McCary & Rood, Inc. (e)                            214,037
            CMKXTREME.COM (f)                                2,000,000
            UAJC 2005 Irrevocable Trust (g)                    540,000
                                                       ---------------
                                                       $    10,706,938
                                                       ===============

         On November 26, 2005, CMKXTREME.COM and UAJC 2005 Irrevocable Trust converted an aggregate amount of debt of $2,540,000 and accrued interest of $265,265 into 47,000,000 shares of the Company's common stock. In addition, the 2,500,000 warrants held by CMKXTREME.COM were canceled in connection with the transaction.

         On November 29, 2005, John Woodward converted debt of $1,824,000 and accrued interest of $247,864 into 34,000,000 shares of the Company's common stock.

         On December 9, 2005, Kevin Ryan converted an aggregate amount of debt of $6,342,938 and accrued interest of $877,969 into 119,000,000 shares of the Company's common stock. In addition, the 1,875,000 warrants held by Kevin Ryan were canceled in connection with the transaction.

         There was no gain or loss recognized on the above conversion of debt to equity as all three parties are deemed to be related parties due to the significant number of shares received in the transactions. As a result of these three transactions, the Company issued stock representing approximately 72% of its issued and outstanding shares.

         The unamortized debt discount at the date of conversion was fully amortized to financing costs. Financing cost related to the amortization of these debt discounts was $2,756,696 and $460,816 for the years ended December 31, 2005 and 2004, respectively.

         Below is a description of each note that was converted into common stock during the fourth quarter of 2005:

         a. On July 21, 2004, the Company issued a convertible promissory note to Mr. John Woodward, the Company's former President, in the amount of $1,824,000, which represented principal due on a previously issued note payable in the amount of $1,343,722 plus accrued interest in the amount of $480,278. This note carried interest at 10% per annum and called for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005,

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


              the note required monthly principal payments of $50,405 plus accrued interest with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments could be paid with shares of the Company's common stock at the option of the holder. The conversion price was the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. The Company had determined that there was a beneficial conversion feature associated with this convertible promissory note in the amount of $615,600. The discount has been amortized over the term of the note. This note was secured by all the assets of the Company, subordinated to Mr. Ryan's secured position.

         b. On July 21, 2004, the Company issued a convertible promissory note to Mr. Kevin Ryan, the Company's Chief Executive Officer, in the amount of $5,396,764, which represented (a) principal due on two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500, (c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. This note carried interest at 10% per annum and called for monthly principal payments from August 1, 2004 to December 1, 2004 of $45,000. On the last day of the month beginning on August 31, 2004 through November 30, 2004, the accrued interest was added to the principal amount. Beginning on January 1, 2005, this note required monthly principal payments of $174,584 with any unpaid principal and interest due on July 1, 2007. The monthly principal and interest payments could be paid with shares of the Company's common stock at the option of the holder. The conversion price was the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to Mr. Ryan a warrant to purchase 1,875,000 shares of the Company's common stock at $0.08 per share and may be exercised by the holder at any time prior to July 21, 2011. The warrants also include a cashless exercise feature that allows the holder to pay the exercise price by surrendering a sufficient number of warrants to pay for the exercise price of the warrants being exercised as follows:
              warrants  to be  surrendered  equals the total  exercise  price of warrants being exercised divided by the fair value of the Company's common stock at the date of exercise. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,625 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the note payable of $5,396,764 was proportionately allocated to the note and the warrants in the amounts of $5,203,330 and $193,434, respectively. The value of the note was then allocated between the note and the beneficial conversion feature, which amounted to $3,188,488 and $2,014,842, respectively. The combined total discount was $2,208,276, and has been amortized over the term of the note. This note is secured by all the assets of the Company.

         c. On July 21, 2004, the Company issued a promissory note to Ryan Capital Management, Inc. (this company is controlled by Kevin
              Ryan) in the amount of $452,137, which represented principal due on a previously issued note payable in the amount of $400,000 plus accrued

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


              interest in the amount of $52,137. This note carried interest at 10% per annum and called for monthly interest payments from August 1, 2004 to December 1, 2004. Beginning on January 1, 2005, this note required monthly principal payments of $37,902 plus accrued interest with any unpaid principal and interest due on December 1, 2005. This note was secured by all the assets of the Company.

         d. On August 1, 2004, the Company issued a promissory note to McCary & Rood (this company is controlled by Kevin Ryan) in the amount of $280,000, which represented past due consulting fees under a consulting agreement dated May 28, 2003. This note carried interest at 10% per annum and called for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on May 1, 2005. This note was secured by all the assets of the Company.

         e. On August 1, 2004, the Company issued a promissory note to McCary & Rood in the amount of $214,037, which represented past due reimbursable expenses under a consulting agreement dated May 28, 2003. This note carried interest at 10% per annum and called for monthly payments beginning August 1, 2004 of $30,000 with any unpaid principal due on March 1, 2005. This note was secured by all the assets of the Company.

         f. On September 23, 2004, the Company issued a convertible promissory note to CMKXTREME.COM in the amount of $2,000,000. This note carried interest at 10% per annum and called for monthly principal payments of $83,333 plus accrued interest beginning November 1, 2004 with any unpaid principal and interest due on October 1, 2006. The monthly principal and interest payments could be paid with shares of the Company's common stock at the option of the holder. The conversion price was the lesser of the average closing price of the Company's common stock five business days immediately prior to the conversion notice or $0.08. In addition, the Company granted to CMKXTREME.COM a warrant to purchase 2,500,000 shares of the Company's common stock at $0.08 per share and may be exercised by the holder at any time prior to September 23, 2011. The warrants also includes a cashless exercise feature that allows the holder to pay the exercise price by surrendering a sufficient number of warrants to pay for the exercise price of the warrants being exercised as follows: warrants to be surrendered equal the total exercise price of warrants being exercised divided by the fair value of the Company's common stock at the date of exercise. In accordance with EITF 00-27, the Company first determined the value of the note and the fair value of the detachable warrants issued in connection with this note. The estimated value of the warrants of $200,000 was determined using the Black-Scholes option pricing model and the following assumptions: term of 7 years, a risk free interest rate of 3.5%, a dividend yield of 0% and volatility of 371%. The face amount of the convertible promissory note of $2,000,000 was proportionately allocated to the note and the warrants in the amounts of $1,818,182 and $181,818, respectively, using the relative fair value method. The value of the note was then allocated between the note and the beneficial conversion feature, which amounted to $1,636,364 and $181,818, respectively. The combined total discount was $363,636, and has been amortized over the term of the note. This note was secured by all the assets of the Company, subordinated to Mr. Ryan's secured position.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         g. On April 11, 2005, the Company executed and delivered to Urban Casavant, as the trustee of the UAJC 2005 Irrevocable Trust, a convertible promissory note in the principal amount of $1,000,000. The note was secured by the Company's 51% membership interest in LDI, accrued interest at 10% per annum, was due May 1, 2007, and required monthly payments of principal and accrued interest beginning July 1, 2005. The loan proceeds were to be funded over a two-year period. The note was convertible as to any payment when due, as to all or any portion of the note upon the sale of 51% or more of the Company's outstanding common stock or sale of all of the Company's assets, or as to a portion of the note not to exceed $1,000,000 upon an event of default. The conversion price is $0.05. The value of the note was allocated between the note and the beneficial conversion feature, which amounted to $510,000 and $30,000, respectively. The beneficial conversion feature of $30,000 has been amortized over the term of the note. The trustee of the Trust is the beneficial owner of CMKXTREME, Inc., which loaned $2,000,000 to the Company in September 2004. The Company had received funding of $540,000.

NOTE 7 - STOCKHOLDERS' DEFICIT

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

         On October 5, 2005, the Company entered into an agreement with a former officer and director of the Company whereby the Company agreed to exchange its Crystalix Europe subsidiary for the cancellation of 962,100 shares of Class A preferred stock and 5,058,000 share of common stock that were owned by the former officer and director. There was no gain or loss recognized on this transaction since it was with a related party. The shares of canceled stock in this transaction were valued at the historical carrying cost of the Company's Crystalix Europe subsidiary.

         On November 26, 2005, CMKXTREME.COM and UAJC 2005 Irrevocable Trust converted an aggregate amount of debt of $2,540,000 and accrued interest of $265,265 into 47,000,000 shares of the Company's common stock.

         On November 28, 2005, the Company issued 1,800,000 shares of common stock to two consultants for services rendered valued at $45,000. The value was determined by taking the number of shares issued times the market value of the Company's stock on the date of issuance.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         On November 28, 2005, the Company converted 2,847,900 shares of Class A preferred stock into 28,789,000 shares of common stock.

         On November 29, 2005, John Woodward converted debt of $1,824,000 and accrued interest of $247,864 into 34,000,000 shares of the Company's common stock.

         On December 8, 2005, the Company entered into an agreement with a former stockholder of the Company whereby the Company agreed to exchange certain equipment for the cancellation of 110,000 shares of Class A preferred stock and 2,796,000 share of common stock that were owned by the stockholder. There was no gain or loss recognized on this transaction since it was with a related party. The shares of canceled stock in this transaction were valued at the historical carrying cost of the equipment.

         On December 9, 2005, Kevin Ryan converted an aggregate amount of debt of $6,342,938 and accrued interest of $877,969 into 119,000,000 shares of the Company's common stock.

         On December 9, 2005, the Company issued 21,150,000 shares of common stock to certain key employees for services rendered valued at $423,000. The value was determined by taking the number of shares issued times the market value of the Company's stock on the date of issuance.

NOTE 8 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 are as follows:

            Deferred tax assets:
               Net operating loss                               $     5,500,000
               Stock issued for services and financing costs          1,807,000
               Allowance for doubtful accounts                            8,000
                                                                ----------------
                                                                      7,315,000
            Deferred tax liabilities:
               Step-up of basis of intangible assets                   (359,000)
               Depreciation of property and equipment                  (686,000)
               Other basis differences for assets acquired             (251,000)
                                                                ----------------
                                                                     (1,296,000)
               Net deferred tax asset                                 6,019,000
               Less valuation allowance                              (6,019,000)
                                                                ----------------

                                                                $            --
                                                                ================

         At December 31, 2005, the Company had federal net operating loss ("NOL") carryforwards of approximately $16,000,000. Federal NOLs could, if unused, begin to expire in 2018.

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         The valuation allowance increased by $1,368,000 and $2,628,000 during 2005 and 2004, respectively.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:

                                                             2005         2004
                                                          ---------    ---------
           Federal income tax rate                         (34.0%)      (34.0%)
           State tax, net of federal benefit                  --           --
           Loss for which no federal benefit was
              received                                      34.0%        34.0%
                                                           ---------    --------
           Effective income tax rate                         0.0%         0.0%
                                                           =========    ========

         Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

NOTE 9 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2005 and 2004, purchases of technology consulting services from a related party vendor amounted to approximately $0 and $88,290, respectively. This related party vendor is wholly owned by a major shareholder of the Company and does not have a formal agreement. Management believes that these transactions are negotiated at arms length.

         During the year ended  December 31,  2004,  the Company paid $1,995 for
         computer   consulting   services  from  a  company  that  our  majority
         shareholder has an ownership interest.

         On May 28, 2003, the Company entered into a consulting agreement with McCary & Rood, a company controlled by Mr. Kevin Ryan, that provides for a monthly consulting fee of $20,000. The agreement expires on the earlier of May 27, 2006 or on the date on which Mr. Ryan accepts a position as an officer of the Company. Mr. Ryan became an officer of the Company in July 2004, which terminated this agreement. For the years ended December 31, 2005 and 2004, consulting expenses related to this agreement amounted to $0 and $140,000, respectively.

         During the year ended December 31, 2005, the Company paid $1,357 for marketing materials from a company that our President has an ownership interest.

         See Note 2, 6 and 7 for additional related party transactions.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         LEASES

         The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2005:

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


              Year ending December 31,
                2006                               $         121,086
                2007                                         124,548
                2008                                          63,138
                                                   -----------------

                                                   $         308,772
                                                   =================

         Rent expense amounted to $155,398 and $229,937 for the years ended December 31, 2005 and 2004, respectively.

         LITIGATION

         The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of December 31, 2005, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

NOTE 11 - IMPAIRMENT EXPENSE

         For the year ended December 31, 2004, impairment expense consisted of the following:

                                                                   2004
                                                          ----------------
             Impairment of capitalized software costs     $       176,052
             Impairment of website development costs               36,163
                                                          ----------------
                                                          $       399,113
                                                          ================

NOTE 12 - SUBSEQUENT EVENTS

         U.C. LASER

         On December 29, 2005, the Company entered into an Asset Purchase Agreement with U.C. Laser Ltd., to be effective January 1, 2006, in which the Company agreed to purchase all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets to be acquired include U.C. Laser's subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser's worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd. In consideration for the purchased assets, the Company will assume the liabilities arising from or related to the purchased assets and issue a number of shares of Class B Preferred Stock of the Company as will collectively have voting rights equal to 45% of all voting rights of all the capital stock of the Company outstanding immediately after the closing, determined on a fully diluted basis. The shares to be issued to U.C. Laser will be convertible into a total number of shares of the

              CRYSTALIX GROUP INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


         Company's common stock as would, immediately after such conversion, represent 45% of all shares of capital stock of the Company then outstanding on a fully diluted basis. Twenty percent of the shares to be issued to U.C. Laser will be placed into escrow to satisfy any obligations of U.C. Laser to indemnify the Company for losses arising from (1) a material breach by U.C. Laser of any representation, warranty, covenant, restriction, or agreement made in the Asset Purchase Agreement or (2) fraud or an intentional misstatement by U.C. Laser. The escrow period shall terminate 90 days after the closing of the transaction. As of the date of this report, this transaction has not closed.

         AMENDMENTS TO ARTICLES OF INCORPORATION

         The Company also agreed to change its name to Seaena, Inc. following the closing of this transaction. The Company filed amendments to its Articles of Incorporation to effect the name change, as well as a 1-for-35 reverse stock split on its outstanding shares of common stock and a reduction in the number of authorized shares of common stock from 300,000,000 to 50,000,000. These amendments will be effective March 31, 2006.