Form 10KSB/A
period 2005-12-31
CRYSTALIX GROUP INTERNATIONAL INC
filed 2006-03-31
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                AMENDMENT NO. 1


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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

   Consolidated Statements of Comprehensive Loss for the years
      ended December 31, 2005 and 2004                                       F-4

   Consolidated Statement of Stockholders' Deficit for the years
      ended December 31, 2005 and 2004                                       F-5

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2005 and 2004                                             F-6

   Notes to Consolidated Financial Statements                                F-7

De Joya Griffith & Company, LLC
Certified Public Accountants
                                                      6330 McLeod Drive, Suite 1
                                                             Las Vegas, NV 89120
                                                             702.735.1852  (tel)
                                                              702.736.1608 (fax)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We have audited the accompanying consolidated balance sheet of Crystalix Group International, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statement of operations, comprehensive loss, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Crystalix Group International, Inc. and subsidiaries as of and for the year ended December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ended December 31, 2004, is based solely on the report of the other auditors.



We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Crystalix Group International, Inc. and subsidiaries as of December 31, 2005, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.



The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative working capital, and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ DE JOYA GRIFFITH & COMPANY, LLC

Las Vegas, NV
March 30, 2006


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