Form 10QSB
period 2006-03-31
SEAENA INC.
filed 2006-05-22
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ________________ to _______________

                                     0-29781
                            (Commission file number)

                                  SEAENA, INC.
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

                       CRYSTALIX GROUP INTERNATIONAL, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
              As of May 19, 2006 - 8,023,942 shares of common stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  SEAENA, INC.
                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I.   FINANCIAL INFORMATION                                               2

Item 1.   Financial Statements                                                2

          Consolidated Balance Sheet as of March 31, 2006 (unaudited)         2

          Consolidated Statements of Operations for the
          three months ended March 31, 2006 and 2005 (unaudited)              3

          Consolidated Statement of Stockholders' Deficit for the
          three months ended March 31, 2006 (unaudited)                       4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 2006 and 2005 (unaudited)              5

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis or Plan of Operations         12

Item 3.   Controls and Procedures                                            17

PART II.  OTHER INFORMATION                                                  18

Item 1.   Legal Proceedings                                                  18

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.   Defaults Upon Senior Securities                                    18

Item 4.   Submission of Matters to a Vote of Security Holders                18

Item 5.   Other Information                                                  18

Item 6.   Exhibits                                                           18

SIGNATURES                                                                   22

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                           Consolidated Balance Sheet

                                                                                               MARCH
                                                                                             31, 2006
                                                                                         ----------------
                                                                                            (unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                                            $        245,275
    Accounts receivable, net of allowance of $130,620                                             761,830
    Inventory                                                                                   1,149,428
    Other current assets                                                                          340,270

                                                                                         -----------------
TOTAL CURRENT ASSETS                                                                            2,496,803

PROPERTY AND EQUIPMENT, net                                                                     2,637,633
INTANGIBLE ASSETS
    Licenses and related costs, net of accumulated amortization of $778,985                     1,110,916
    Customer lists and relationships, net of accumulated amortization of $73,125                    39,375
    Patent, net of accumulated amortization of $88,433                                            760,528
    Goodwill                                                                                    9,498,228
OTHER ASSETS                                                                                       16,843

                                                                                         -----------------
TOTAL ASSETS                                                                             $     16,560,326
                                                                                         =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                $      2,816,771
    Customer deposits                                                                             210,318
    Notes payable                                                                               3,135,596
    Notes payable - related party                                                               1,731,500

                                                                                         -----------------
TOTAL CURRENT LIABILITIES                                                                       7,894,185

COMMITMENTS AND CONTINGENCIES                                                                           -

STOCKHOLDERS' EQUITY
    Preferred stock - Class A, $0.001 par value; 10,000,000 shares
      authorized; 0 Class A shares issued and outstanding                                               -
    Preferred stock - Class B, $0.001 par value; 5,000,000 shares
      authorized; 2,276,795 Class B shares issued and outstanding                                   2,277
    Common stock; $0.001 par value; 50,000,000 shares
      authorized; 8,023,942 shares issued and outstanding                                           8,024
    Additional paid-in capital                                                                 30,993,565
    Accumulated deficit                                                                       (22,337,725)

                                                                                         -----------------
TOTAL STOCKHOLDERS' EQUITY                                                                      8,666,141
                                                                                         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $     16,560,326
                                                                                         =================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                      Consolidated Statements of Operations

                                                                              THREE MONTHS ENDED
                                                                    -------------------------------------
                                                                           March               March
                                                                         31, 2006            31, 2005
                                                                    -----------------   -----------------
                                                                        (unaudited)         (unaudited)
REVENUE                                                             $        967,088    $      1,152,225

COST OF REVENUE                                                              377,266             493,724

                                                                    -----------------   -----------------
GROSS PROFIT                                                                 589,822             658,501
                                                                    -----------------   -----------------
OPERATING EXPENSES
     Payroll and related benefits                                            348,042             439,419
     General and administrative                                              673,774             702,145

                                                                    -----------------   -----------------
TOTAL OPERATING EXPENSES                                                   1,021,816           1,141,564
                                                                    -----------------   -----------------

LOSS FROM OPERATIONS                                                        (431,994)           (483,063)
                                                                    -----------------   -----------------
OTHER INCOME (EXPENSES):
     Interest expense and financing                                          (59,878)           (552,245)
     Other                                                                  (109,265)            249,263

                                                                    -----------------   -----------------
TOTAL OTHER INCOME (EXPENSE)                                                (169,143)           (302,982)
                                                                    -----------------   -----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                      (601,137)           (786,045)

PROVISION FOR INCOME TAXES                                                       -                   -
                                                                    -----------------   -----------------

NET LOSS                                                            $       (601,137)   $       (786,045)
                                                                    =================   =================

NET LOSS PER SHARE - BASIC AND DILUTED                              $          (0.07)   $          (0.74)
                                                                    =================   =================
WEIGHTED AVERAGE COMMON EQUIVALENT
     SHARES OUTSTANDING - BASIC AND DILUTED                                8,023,901           1,060,920
                                                                    =================   =================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                Consolidated Statement of Stockholders' Deficit

                   FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (unaudited)

                                PREFERRED STOCK      PREFERRED STOCK                        ADDITIONAL
                                    CLASS A             CLASS B             COMMON STOCK      PAID-IN    ACCUMULATED
                                SHARES    AMOUNT    SHARES    AMOUNT      SHARES    AMOUNT    CAPITAL      DEFICIT         TOTAL
                              ------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2005          -   $     -         -     $   -      8,020,205 $ 8,020  $23,022,486  $(21,736,588)  $ 1,293,918


Shares issued for services                                                   3,737       4        4,573                       4,577
Shares issued in connection
  with the acquisition                                                                                                          -

  of UC Laser Ltd.                                2,276,795     2,277                         7,966,506                   7,968,783
Net loss                                                                                                     (601,137)     (601,137)

                              ------------------ --------------------- -------------------  -----------  --------------------------
BALANCE, MARCH 31, 2006             -   $     -   2,276,795   $ 2,277    8,023,942 $ 8,024  $30,993,565  $ (22,337,725) $ 8,666,141

                              ================== ===================== ===================  ===========  ==========================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                      Consolidated Statements of Cash Flows

                                                                                   THREE MONTHS
                                                                           ----------------------------
                                                                               MARCH          March
                                                                              31, 2006       31, 2005
                                                                           -------------  -------------
                                                                             (unaudited)    (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                 $   (601,137)  $   (786,045)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                             221,977        245,721
      Provision for doubtful accounts                                               -          (13,000)
      Common stock issued for services                                            4,577            -
      Amortization of debt discounts                                                -          296,906
      Exchange gain                                                                 -           39,773
      Gain on cancelation of contracts with licensees                               -         (249,263)

  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                         321,229         66,858
    Inventory                                                                   191,571       (311,305)
    Other current assets                                                        (80,594)        96,471
  Increase (decrease) in:
    Accounts payable and accrued expenses                                      (942,456)       432,565
    Customer deposits                                                            86,307        108,865
    Deferred revenue                                                                -         (234,464)
                                                                           -------------  -------------
Net cash used in operating activities                                          (798,526)      (306,918)
                                                                           -------------  -------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Cash acquired with UC Laser Ltd. acquisition                                  118,790            -
  Payments to acquire property and equipment                                    (77,045)       (10,373)
                                                                           -------------  -------------
Net cash provided by (used in) investing activities                              41,745        (10,373)
                                                                           -------------  -------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable - related parties                   1,081,500         90,000
  Payments on notes payable                                                    (139,288)           -
                                                                           -------------  -------------
Net cash provided by financing activities                                       942,212         90,000
                                                                           -------------  -------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                        -             (333)
                                                                           -------------  -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                              185,431       (227,624)

CASH AND CASH EQUIVALENTS, Beginning of period                                   59,844        270,024
                                                                           -------------  -------------

CASH AND CASH EQUIVALENTS, End of period                                   $    245,275   $     42,400
                                                                           =============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                            $        -     $        -
                                                                           =============  =============
  Income taxes paid                                                        $        -     $        -
                                                                           =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Seaena, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2006 of $601,137, used cash for operating activities of $798,526 for the three months ended March 31, 2006 and at March 31, 2006, had an accumulated deficit of $22,337,725 and a working capital deficit of $5,397,382. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. The Company has recently exchanged $12,098,036 of convertible debentures and accrued interest for 200,000,000 shares of the Company's common stock, which has reduced the Company's liabilities by approximately 85%. Also, on August 17, 2005, the Company purchased a 51% interest in LDI, which is the owner of a patent for sub surfacing laser decorative imaging, and also has exclusive rights to the license for the color technology. In addition, on March 31, 2006, the Company consummated an Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions). The Company purchased all of U.C. Laser's assets used in conjunction with the marketing, manufacturing, and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's worldwide exclusive license for its innovative sub surface laser color technology. Management believes that this acquisition will enable the Company to continue as a going concern. While incorporating the strengths and expertise of both Seaena and Crystal Impressions and newly created economies of scale, the Company believes that the management team will be able to achieve profitable operations, but there can be no assurance that it will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

STOCK SPLITS

On March 31, 2006, the Company effected a one-for-thiry five (1 for 35) reverse stock split of its common stock. All share information for common shares has been retroactively restated for this reverse stock split.

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

CHANGE OF NAME AND CHANGE IN AUTHORIZED SHARES

On March 31, 2006, the Company amended its articles of incorporation to change the Company name from "Crystalix Group International, Inc." to "Seaena, Inc." The articles of incorporation were also amended to reduce the authorized shares of common stock from 300,000,000 to 50,000,000.

STOCK OPTIONS

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of March 31, 2006, the Company has no options outstanding.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2006, the Company used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, accrued expenses and the value of the equity transactions. Actual results could differ from these estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on previously reported net loss.


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 common equivalent shares outstanding at March 31, 2006.


NOTE 3 - INVENTORY

Inventory at March 31, 2006, consists of the following:

     Glass blocks, pre-made images and related products       $     1,058,244
     Electronic parts and accessories                                  91,184
                                                              ---------------
                                                              $     1,149,428
                                                              ===============

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006, consist of the following:

     Computers and equipment                                  $     3,022,310
     Vehicles                                                           4,000
     Furniture and fixtures                                           134,810
     Leasehold improvements                                            32,188
                                                              ----------------
                                                                    3,193,308
     Less accumulated depreciation and amortization                  (555,675)
                                                              ----------------
                                                              $     2,637,633
                                                              ================

NOTE 5 - NOTES PAYABLE (INCLUDING RELATED PARTY NOTES)

At March 31, 2006, the Company had several notes outstanding from two Israeli banks totaling $2,735,596. The notes accrue interest at Libor plus 1.85% to 3.55%. The Company also has a note outstanding from a bank in New York totaling $400,000. All of these notes were acquired with the Company's acquisition of U.C. Laser Ltd. and are expected to be paid in full once the Company secures a new bank loan that is expected to close during the 2nd quarter of 2006.

In addition, at March 31, 2006, the Company had notes payable to two related parties totaling $1,731,500. The notes accrue interest at 10% and are payable upon demand.

NOTE 6 - ACQUISITION OF U.C. LASER LTD.

As of March 31, 2006, the Company completed the Asset Purchase Agreement with U.C. Laser Ltd., entered into on December 29, 2005 but to be effective January 1, 2006, in which the Company purchased all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets acquired include U.C. Laser's subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser's worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd.

In consideration for the purchased assets, the Company assumed the liabilities arising from or related to the purchased assets and issued 2,276,795 shares of its Class B Preferred Stock valued at $7,968,783. These shares of Class B Preferred Stock collectively have voting rights equal to 45% of all voting rights of all of the Company's capital stock outstanding immediately after the closing, determined on a fully diluted basis. Each share of Class B Preferred Stock is convertible into 2.857 shares of common stock so that collectively, the Class B Preferred Shares issued to U.C. Laser are convertible into 6,505,129 shares of the Company's common stock, which, immediately after such conversion, represent 45% of all shares of its capital stock then outstanding on a fully diluted basis.

The acquisition was accounted for using the purchase method of accounting. The purchase price of $7,968,783 was allocated to the fair value of the assets and liabilities. Management believes that the merger of these two companies formerly operating and competing separately as Seaena and Crystal Impressions, will enable the Company to increase operational efficiencies and take advantage of economies of scale which will enable the Company to continue as a going concern.

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


The fair value of the assets acquired and liabilities assumed is summarized as follows:

      Cash                                            $     118,790
      Accounts receivable                                   942,226
      Inventory                                             699,988
      Other current assets                                   75,276
      Property and equipment                              2,250,995
      Goodwill                                            9,498,228
      Accounts payable and accrued expenses              (2,060,817)
      Customer deposits                                     (12,519)
      Notes payable                                      (2,893,384)
      Notes payable - related parties                      (650,000)
                                                      --------------
      Purchase price                                  $   7,968,783
                                                      ==============

The Company has included the operations of U.C. Laser from January 1, 2006.

NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

   1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

   2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

   3. Permits an entity to choose `Amortization method' or 'Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


   4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

   5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

NOTE 8 - STOCKHOLDERS' EQUITY

CLASS B PREFERRED STOCK

Effective March 31, 2006, the Company amended its articles of incorporation to designate a Class B preferred stock. The Class B preferred stock has a par value of $0.001 per share and there are 5,000,000 Class B preferred shares authorized.

The holders of Class B Preferred Stock shall vote together with the holders of shares of common stock as a single voting group. Each holder of Class B Preferred Stock shall be entitled to such number of votes as shall be equal to the whole number of shares of common stock into which such holder's aggregate number of shares of Class B Preferred Stock are then convertible.

At the option of the holder, the Class B Preferred Stock may be converted at any time into fully-paid and nonassessable shares of common stock, to the extent that the Company has available authorized and unissued shares of Common Stock to issue upon such conversion. The number of shares of common stock to which a holder of Class B Preferred Stock shall be entitled upon such conversion shall be the product obtained by multiplying the Class B Conversion Rate then in effect by the number of shares of Class B Preferred Stock being converted. Currently, each outstanding share of Class B Preferred Stock shall be converted into 2.857 shares of duly authorized, validly issued, fully-paid and non-assessable common stock. In addition, all outstanding shares of Class B Preferred Stock shall be callable for conversion by the Company at any time after the Company has sufficient authorized shares of common stock available for issuance on conversion of all outstanding shares of Class B Preferred Stock. Any such call for conversion shall be for the conversion of all outstanding shares of Class B Preferred Stock, and shall be effected by delivery of written notice of call to the holders of record of the Class B Preferred Stock, which notice shall indicate the Company's intent to call all outstanding shares of Class B Preferred Stock and shall specify the effective date of the call. Upon such conversion, all outstanding shares of Class B Preferred Stock shall be converted into at the then effective Class B Conversion Rate into authorized, validly issued, fully-paid and non-assessable shares of common stock.

In the event that at any time the Company declares or pays any dividend on its common stock, an equivalent dividend will be declared or paid, as applicable, with respect to outstanding shares of Class B Preferred Stock, determined based on the total number of whole shares of common stock which would be outstanding if all outstanding shares of Class B Preferred Stock were then converted in to Common Stock.

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Upon any liquidation, dissolution or winding up of the Company, the holders of Class B Preferred Stock shall be entitled to a distribution of assets and funds of the Company legally available for distribution, equivalent to what is distributed to holders of common stock, determined on an as-if converted basis.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

On August 17, 2005, we purchased a 51% interest in LDI for $708,000. The payment terms were $75,000 deposit paid prior to August 17, 2005, $250,000 at closing, and $76,600 on each of the following dates: December 31, 2005, April 30, 2006, August 31, 2006, December 31, 2006, and April 8, 2007. In addition, we paid $150,000 to Norwood Operating Company, LLC in connection with this purchase agreement. A portion of the purchase price was funded by the convertible note from the UAJC 2005 Irrevocable Trust. The acquisition was accounted for using the purchase method of accounting. The total purchase price of $858,000 was allocated to the fair value of the assets and liabilities, which result in the recording of a patent of $848,961. LDI is the owner of a patent for sub surfacing laser decorative imaging, and also has exclusive rights to the license for the color technology.

As of March 31, 2006, we completed the Asset Purchase Agreement with U.C. Laser Ltd., entered into on December 29, 2005 but to be effective January 1, 2006, in which we agreed to purchase all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets acquired include U.C. Laser's subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser's worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd.

In consideration for the purchased assets, we assumed the liabilities arising from or related to the purchased assets in the approximate amount of $4,924,000, and issued 2,276,795 shares of our Class B Preferred Stock. These shares of Class B Preferred Stock collectively have voting rights equal to 45% of all voting rights of all of our capital stock outstanding immediately after the closing, determined on a fully diluted basis. Each share of Class B Preferred Stock is convertible into 2.857 shares of common stock so that collectively, the Class B Preferred Shares issued to U.C. Laser are convertible into 6,505,129 shares of our common stock, which, immediately after such conversion, represent 45% of all shares of our capital stock then outstanding on a fully diluted basis.

Twenty percent, or 455,359 of the Class B Preferred Shares issued to U.C. Laser were placed into escrow to satisfy any obligations of U.C. Laser to indemnify us for losses arising from (1) a material breach by U.C. Laser of any representation, warranty, covenant, restriction, or agreement made in the Asset Purchase Agreement or (2) fraud or an intentional misstatement by U.C. Laser. The escrow period shall terminate June 29, 2006.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the three months ended March 31, 2006 of $601,137, used cash for operating activities of $798,526 for the three months ended March 31, 2006, and at March 31, 2006 had an accumulated deficit of $22,337,725 and a working capital deficit of $5,397,382. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We plan to take the following steps that we believe will be sufficient to provide us with the ability to continue in existence. We have recently exchanged $12,098,036 of convertible debentures and accrued interest for 200,000,000 shares of our common stock, which has reduced our liabilities by approximately 85%. Also, on August 17, 2005, we purchased a 51% interest in LDI, which is the owner of a patent for sub surfacing laser decorative imaging, and also has exclusive rights to the license for the color technology. In addition, on March 31, 2006, we consummated the Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions). We purchased all of U.C. Laser's assets used in conjunction with the marketing, manufacturing, and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's worldwide exclusive license for its innovative sub surface laser color technology. Our management believes that this acquisition will enable us to continue as a going concern. While incorporating the strengths and expertise of both Seaena and Crystal Impressions and newly created economies of scale, we believe that the management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. Our discussion in "Plan of Operation" below details additional sales strategies to sustain operations.

During the year ended December 31, 2005, we significantly reduced our overhead expenses and were able to expand our manufacturing facilities and equipment. We eliminated non-critical personnel and expenditures, reduced travel and renegotiated leases, debt and prices while building a strong team of qualified and dedicated personnel. We believe we can grow revenues during the next twelve months without a significant increase to overhead. We have partnered with a former competitor in the two-dimensional photo market, and have taken over his accounts and are now producing and billing for another large national chain. We also are receiving new laser production equipment as a result of our business combination with U.C. Laser as we expand the production plant in Las Vegas to keep up with the growing demand. Another result of our merger is a production plant in Shanghai, China, which will allow us to produce larger run orders, standard pieces, and jobs with adequate lead time for greatly reduced costs. We have been in negotiations with several parties interested in the purchase of multiple machines and territories and will continue to pursue machine sales in this manner, looking for strong retail partners who can successfully operate in the retail marketplace. We also believe the impending patent litigation against the remaining alleged infringers will increase our revenues as violators either (1) settle and obtain legal license and pay royalties, thereby preventing them from using unfair pricing advantages, or (2) leave the industry altogether and reduce competition.

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

STOCK-BASED TRANSACTIONS. Shares of our common stock issued for services, compensation or financing costs is valued at the market value of our common stock at the date of issuance. We account for our stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

INTANGIBLE ASSETS. Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek and the U.C. Laser assets. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the assets.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005.

REVENUE. We generate product sales through the sale of laser machines, of engraved glass products to customers in our retail kiosks, to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our revenue for the three months ended March 31, 2006 decreased by $185,137 or 16.1% from $1,152,225 for the three months ended March 31, 2005 to $967,088 for the three months ended March 31, 2006. The decrease is primarily due to the cancellation of our contracts with licensees in 2005 which resulted in no lease revenue for the three months ended March 31, 2006. Revenue for the three months ended March 31, 2006 includes the revenue generated by U.C Laser from January 1, 2006. We expect the sales of U.C. Laser to increase throughout 2006 as we fully integrate their operations with ours.

The cost of revenue consists of the cost of the laser machines, glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue also decreased by $116,458 or 23.6% from $493,724 for the three months ended March 31, 2005 to $377,266 for the three months ended March 31, 2006. Cost of sales as a percentage of sales decreased from 42.8% for the three months ended March 31, 2005 to 39.0% for the three months ended March 31, 2006. The decrease is due to higher sales of higher gross margin products.

OPERATING EXPENSES. Payroll and related benefits for the three months ended March 31, 2006 decreased by $91,377 or 20.8% from $439,419 for the three months ended March 31, 2005 to $348,042 for the three months ended March 31, 2006. The decrease is a result of a reduction in personnel due to corporate downsizing in 2005 offset by the payroll costs associated with the U.C. Laser acquisition. We do not anticipate a large increase in payroll rated expenses from the acquisition of U.C. Laser as all duplicate functions will be eliminated.

General and administrative expenses for the three months ended March 31, 2006 decreased by $28,371 or 4.0% from $702,145 for the three months ended March 31, 2005 to $673,774 for the three months ended March 31, 2006. The decrease is principally due to corporate downsizing in 2005 offset by an increase in general and administrative expenses as a result of the U.C. Laser acquisition.

Interest expense for the three months ended March 31, 2006 decreased by $492,367 or 89.2% from $552,245 for the three months ended March 31, 2005 to $59,878 for the three months ended March 31, 2006. The significant decrease is due to the conversion of over $12 million in debt to equity in December 2005.

Other, net for the three months ended March 31, 2006 decreased by $358,528 or 143.8% from other income of $249,263 for the three months ended March 31, 2005 to other expense of $109,265 for the three months ended March 31, 2006. During the three months ended March 31, 2005, we recognized other income of $249,263 related to the cancellation of certain licensee agreements. Five of our licensees and we mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. We removed the laser equipment and deferred income from our books related to these five licensees and recognized a gain of $249,263. During the three months ended March 31, 2006, the other expense of $109,265 principally relates to a settlement with a former licensee.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had a working capital deficit of $5,397,382 as compared to $1,165,314 at December 31, 2005. We had cash and cash equivalents of $245,275 at March 31, 2006 as compared to $59,844 at December 31, 2005. The increase in the working capital deficit is principally due to the acquisition of liabilities in the U.C. Laser transaction.

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

During the three months ended March 31, 2006, our investing and financing activities provided cash of $41,745 and $942,212, respectively, while our operating activities used cash of $798,526. The cash used in operating activities was principally a result of the net loss we incurred.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

PLAN OF OPERATION

We believe that we have positioned Seaena to become the leader in the sub-surfaced glass etching industry, with our acquisition of U.C. Laser (DBA Crystal Impressions). Our management has developed a plan of operation for 2006. In our Las Vegas corporate headquarters, we have put into place officers and department heads bringing various areas of expertise to design and implement our plan of operation.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," "to become," or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, (1) risks pertaining to implementation of our proposed expansion of our distribution network; (2) competitive pressures in the giftware industry; (3) disputes or claims regarding the company's proprietary rights to its software and intellectual property; (4) acceptance of our products by corporate customers; (5) costs of desirable retail locations; (6) availability of suitable optic glass and laser equipment components; (7) general economic and business conditions; (8) ability to successfully integrate acquired operations; and (9) other factors over which we have little or no control. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.


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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

None.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Previously reported on the Form 8-K dated March 31, 2006, filed April 5, 2006.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Stockholders of the registrant holding a majority of the outstanding shares of common stock took the following actions pursuant to the written consent, dated as of February 17, 2006:

    o The articles of incorporation were amended and restated to change the registrant's name from "Crystalix Group International, Inc." to "Seaena, Inc.";

    o    The Articles of Incorporation were amended and restated to effect a one
         (1) for thirty-five (35) reverse stock split, whereby, as of the Record Date, each stockholder received one share for every thirty-five shares then owned; and

    o The Articles of Incorporation were amended to reduce the authorized shares of common stock from 300,000,000 to 50,000,000.


ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                                EXHIBIT
--------------------------------------------------------------------------------
    2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
    2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
    2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
    2.4 Asset Purchase Agreement by and between U.C. Laser Ltd. and Crystalix Group International, Inc. dated as of December 29, 2005
               (4)
--------------------------------------------------------------------------------
    2.5        Amendment to Asset Purchase Agreement dated February 1, 2006 (5)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                                EXHIBIT
--------------------------------------------------------------------------------
    2.6        Second Amendment to Asset Purchase Agreement dated March 9, 2006
               (5)
--------------------------------------------------------------------------------
    3.1        Articles of Incorporation of Crystalix Group International, Inc.
               (6)
--------------------------------------------------------------------------------
    3.2        Certificate of Amendment to Articles of Incorporation (5)
--------------------------------------------------------------------------------
    3.3        Bylaws of Americabilia.com, Inc. (7)
--------------------------------------------------------------------------------
    4.1        Certificate of Designation of Class B Preferred Stock (5)
--------------------------------------------------------------------------------
   10.1        Form of Master Equipment Lease and Software License Agreement (6)
--------------------------------------------------------------------------------
   10.2        Patent Sub-License Agreement, dated January 1, 2002, between
                    Laser Design International, LLC and Crystalix USA Group (6)
--------------------------------------------------------------------------------
   10.3 Patent Sub-License Agreement, dated February 17, 1999, between Janesville Group Limited and Lazer-Tek Designs, Ltd. (6)
--------------------------------------------------------------------------------
   10.4 Settlement Agreement and Release between Crystalix Group International, Inc. and John S. Woodward dated July 21, 2004 (8)
--------------------------------------------------------------------------------
   10.5        Amended and Restated Convertible Promissory Note to John S.
               Woodward dated July 21, 2004 (8)
--------------------------------------------------------------------------------
   10.6 Settlement Agreement and Release among Crystalix Group International, Inc. Kevin T Ryan, Ryan Capital Management, Inc. and McCary & Rood dated July 21, 2004 (8)
--------------------------------------------------------------------------------
   10.7 Amended and Restated Convertible Promissory Note to Kevin T. Ryan dated July 21, 2004 (8)
--------------------------------------------------------------------------------
   10.8        Promissory Note to Ryan Capital Management, Inc. dated July 21,
               2004 (8)
--------------------------------------------------------------------------------
   10.9        Promissory Note for $280,000 to McCary & Rood dated August 1,
               2004  (8)
--------------------------------------------------------------------------------
   10.10       Promissory Note for $214,037 to McCary & Rood dated August 1,
               2004 (8)
--------------------------------------------------------------------------------
   10.11 Amended and Restated Warrant to Purchase Common Stock of Crystalix Group International, Inc. issued to Kevin T. Ryan (8)
--------------------------------------------------------------------------------
   10.12       Registration Rights Agreement (8)
--------------------------------------------------------------------------------
   10.13 Amended and Restated Warrant to Purchase Common Stock issued to CMKXTREME.COM (9)
--------------------------------------------------------------------------------
   10.14 Amended and Restated Convertible Promissory Note to CMKXTREME, Inc. dated April 11, 2005 (10)
--------------------------------------------------------------------------------
   10.15 Convertible Promissory Note to UAJC 2005 Irrevocable Trust dated April 11, 2005 (10)
--------------------------------------------------------------------------------
   10.16 Registration Rights Agreement with UAJC 2005 Irrevocable Trust dated April 11, 2005 (10)
--------------------------------------------------------------------------------
   10.17 Security Agreement with UAJC 2005 Irrevocable Trust dated April 11, 2005 (10)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                                EXHIBIT
--------------------------------------------------------------------------------
   10.18       Security Agreement with CMKXTREME, Inc. dated April 11, 2005 (10)
--------------------------------------------------------------------------------
   10.19 Subordination Agreement between CMKXTREME, Inc. and John S. Woodward dated April 11, 2005 (10)
--------------------------------------------------------------------------------
   10.20 Subordination Agreement between UAJC 2005 Irrevocable Trust, CMKXTREME, Inc., Kevin T. Ryan and John S. Woodward dated April 11, 2005 (10)
--------------------------------------------------------------------------------
   10.21 Intercreditor Agreement between Kevin T. Ryan and CMKXTREME, Inc. dated April 11, 2005 (10)
--------------------------------------------------------------------------------
   10.22 Amendment to Registration Rights Agreement between the Company and CMKXTREME, Inc. dated April 11, 2005 (10)
--------------------------------------------------------------------------------
   10.23 Membership Interest Purchase Agreement dated as of April 8, 2005, between Crystalix Group International, Inc., Laser Design International, LLC, and members of Laser Design International, LLC (11)
--------------------------------------------------------------------------------
   10.24 Transfer of Assets Agreement Between Crystalix Group International and Innovative Motions (12)
--------------------------------------------------------------------------------
   10.25 Transfer of Assets Agreement Between Crystalix Group International and Marc Janssens (13)
--------------------------------------------------------------------------------
   10.26 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with CMKXTREME and UAJC 2005 Irrevocable Trust dated November 26, 2005 (14)
--------------------------------------------------------------------------------
   10.27 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with John S. Woodward dated November 29, 2005 (14)
--------------------------------------------------------------------------------
   10.28 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with Kevin T. Ryan dated December 9, 2005 (15)
--------------------------------------------------------------------------------
   10.29 Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006
--------------------------------------------------------------------------------
   10.30 Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006
--------------------------------------------------------------------------------
   10.31 Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006
--------------------------------------------------------------------------------
   16.1        Letter from De Joya & Company (16)
--------------------------------------------------------------------------------
   21.1        Subsidiaries of Crystalix Group International, Inc. (6)
--------------------------------------------------------------------------------
   31.1        Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2        Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
 REGULATION
 S-B NUMBER                                EXHIBIT
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------
--------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed January 5, 2006.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed April 5, 2006.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(8) Incorporated by reference to the exhibits to the registrant's quarterly report on Form 10-QSB/A for the quarter ended June 30, 2004, filed September 23, 2004.
(9) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the year ended December 31, 2004, filed April 15, 2005.
(10) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed May 5, 2005.
(11) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed August 23, 2005. Confidential treatment was requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.
(12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 11, 2005.
(13) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 17, 2005.
(14) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 1, 2005.
(15) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 14, 2005.
(16) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed March 10, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEAENA, INC.



May 19, 2006                              By:   /s/ KEVIN T. RYAN
                                             -----------------------------------
                                               Kevin T. Ryan
                                               Chief Executive Officer



May 19, 2006                              By:   /s/ ROBERT J. MCDERMOTT
                                             -----------------------------------
                                               Robert J. McDermott
                                               Chief Financial Officer