Form 10QSB
period 2006-06-30
SEAENA INC.
filed 2006-08-14
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            As of August 11, 2006 - 8,023,707 shares of common stock

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  SEAENA, INC.
                                      INDEX

                                                                           Page
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION                                               2

Item 1.  Financial Statements                                                2

         Consolidated Balance Sheet as of June 30, 2006 (unaudited)          2

         Consolidated Statements of Operations for the
         three and six months ended June 30, 2006 and 2005 (unaudited)       3

         Consolidated Statement of Stockholders' Deficit for the
         six months ended June 30, 2006 (unaudited)                          4

         Consolidated Statements of Cash Flows for the
         six months ended June 30, 2006 and 2005 (unaudited)                 5

         Notes to Consolidated Financial Statements (unaudited)              6

Item 2.  Management's Discussion and Analysis or Plan of Operations         12

Item 3.  Controls and Procedures                                            18

PART II. OTHER INFORMATION                                                  18

Item 1.  Legal Proceedings                                                  18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits                                                           18

SIGNATURES                                                                  21

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEET

                                                                                              JUNE
                                                                                            30, 2006
                                                                                      ---------------------
                                                                                           (unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                         $            381,121
    Accounts receivable, net of allowance of $132,000                                              630,765
    Inventory                                                                                    1,102,068
    Other current assets                                                                           249,589

                                                                                      ---------------------
TOTAL CURRENT ASSETS                                                                             2,363,543

PROPERTY AND EQUIPMENT, net                                                                      2,521,270
INTANGIBLE ASSETS
    Licenses and related costs, net of accumulated amortization of $820,130                      1,069,771
    Customer lists and relationships, net of accumulated amortization of $78,750                    33,750
    Patent, net of accumulated amortization of $123,806                                            725,155
    Goodwill                                                                                     9,498,228
OTHER ASSETS                                                                                        16,843

                                                                                      ---------------------
TOTAL ASSETS                                                                          $         16,228,560
                                                                                      =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                             $          2,666,838
    Customer deposits                                                                              231,134
    Line of credit                                                                                 548,476
    Notes payable, current portion                                                                 625,000
    Notes payable - related party                                                                1,841,500

                                                                                      ---------------------
TOTAL CURRENT LIABILITIES                                                                        5,912,948

NOTE PAYABLE, net of current portion                                                             2,375,000

                                                                                      ---------------------
TOTAL LIABILITIES                                                                                8,287,948
                                                                                      ---------------------

COMMITMENTS AND CONTINGENCIES                                                                            -

STOCKHOLDERS' EQUITY
    Preferred stock - Class A, $0.001 par value; 10,000,000 shares
      authorized; 0 Class A shares issued and outstanding                                                -
    Preferred stock - Class B, $0.001 par value; 5,000,000 shares
      authorized; 2,276,795 Class B shares issued and outstanding                                    2,277
    Common stock; $0.001 par value; 50,000,000 shares
      authorized; 8,023,942 shares issued and outstanding                                            8,024
    Additional paid-in capital                                                                  30,993,565
    Accumulated deficit                                                                        (23,063,254)
                                                                                      ---------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       7,940,612
                                                                                      ---------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $         16,228,560
                                                                                      =====================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       -------------------------------       ----------------------------
                                                            June            June                 June           June
                                                          30, 2006        30, 2005             30, 2006       30, 2005
                                                       --------------  --------------       --------------  --------------
                                                         (unaudited)     (unaudited)          (unaudited)     (unaudited)
REVENUE                                                $   1,184,935   $     906,005        $   2,152,023   $   2,058,230

COST OF REVENUE                                              484,032         650,199              861,298       1,143,923

                                                       --------------  --------------       --------------  --------------
GROSS PROFIT                                                 700,903         255,806            1,290,725         914,307
                                                       --------------  --------------       --------------  --------------

OPERATING EXPENSES
    Payroll and related benefits                             492,723         385,561              840,765         824,980
    General and administrative                               905,744         517,432            1,579,518       1,219,577

                                                       --------------  --------------       --------------  --------------
TOTAL OPERATING EXPENSES                                   1,398,467         902,993            2,420,283       2,044,557
                                                       --------------  --------------       --------------  --------------

LOSS FROM OPERATIONS                                        (697,564)       (647,187)          (1,129,558)     (1,130,250)
                                                       --------------  --------------       --------------  --------------

OTHER INCOME (EXPENSES):
    Interest expense and financing                           (34,776)       (550,757)             (94,654)     (1,103,002)
    Other                                                      6,811               -             (102,454)        249,263

                                                       --------------  --------------       --------------  --------------
TOTAL OTHER INCOME (EXPENSE)                                 (27,965)       (550,757)            (197,108)       (853,739)
                                                       --------------  --------------       --------------  --------------

LOSS BEFORE PROVISION FOR INCOME TAXES                      (725,529)     (1,197,944)          (1,326,666)     (1,983,989)

PROVISION FOR INCOME TAXES                                         -               -                    -               -
                                                       --------------  --------------       --------------  --------------

NET LOSS                                               $    (725,529)  $  (1,197,944)       $  (1,326,666)  $  (1,983,989)
                                                       ==============  ==============       ==============  ==============

NET LOSS PER SHARE - BASIC AND DILUTED                 $       (0.09)  $       (1.13)       $       (0.17)  $       (1.87)
                                                       ==============  ==============       ==============  ==============

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC AND DILUTED                 7,935,726       1,060,920            8,023,921       1,060,920
                                                       ==============  ==============       ==============  ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

      FOR THE SIX MONTHS ENDED JUNE 30, 2006
             (unaudited)

                                PREFERRED STOCK       PREFERRED STOCK                        ADDITIONAL
                                    CLASS A               CLASS B              COMMON STOCK    PAID-IN    ACCUMULATED
                               SHARES    AMOUNT   SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL      DEFICIT        TOTAL
                               -----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2005         -     $   -           -   $      -   8,020,205  $  8,020  $23,022,486  $(21,736,588)  $1,293,918


Shares issued for services                                                  3,737         4        4,573                      4,577
Shares issued in connection
  with the acquisition of UC
  Laser Ltd.                                     2,276,795      2,277                          7,966,506                  7,968,783
Net loss                                                                                                    (1,326,666)  (1,326,666)
                               ----------------  --------------------  --------------------  -----------  -------------  -----------
BALANCE, JUNE 30, 2006             -     $   -   2,276,795   $  2,277   8,023,942  $  8,020  $30,993,565  $(23,063,254)  $7,940,612
                               ================  ====================  ====================  ===========  =============  ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     SIX MONTHS
                                                                         ----------------------------------
                                                                               JUNE              June
                                                                             30, 2006          30, 2005
                                                                         ----------------  ----------------
                                                                            (unaudited)       (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                               $    (1,326,666)  $    (1,983,989)
  Adjustment to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                               404,628           500,200
     Common stock issued for services                                              4,577                 -
     Amortization of debt discounts                                                    -           584,131
     Exchange gain                                                                     -           110,308
     Gain on cancelation of contracts with licensees                                   -          (249,263)
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                          452,294           252,383
    Inventory                                                                    238,931          (259,443)
    Other current assets                                                          10,087          (384,082)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                     (1,092,389)        1,031,024
    Customer deposits                                                            107,123               388
    Deferred revenue                                                                   -          (408,574)
                                                                         ----------------  ----------------
Net cash used in operating activities                                         (1,201,415)         (806,917)
                                                                         ----------------  ----------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Cash acquired with UC Laser Ltd. acquisition                                   118,790                 -
  Payments to acquire property and equipment                                     (61,190)          (10,373)
                                                                         ----------------  ----------------
Net cash provided by (used in) investing activities                               57,600           (10,373)
                                                                         ----------------  ----------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Line of credit, net                                                            548,476                 -
  Proceeds from issuance of notes payable - related parties                    1,010,000            90,000
  Proceeds from issuance of notes payable                                      3,047,616           540,000
  Payments on notes payable - related parties                                   (200,000)                -
  Payments on notes payable                                                   (2,941,000)                -
                                                                         ----------------  ----------------
Net cash provided by financing activities                                      1,465,092           630,000
                                                                         ----------------  ----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           -              (911)
                                                                         ----------------  ----------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                               321,277          (188,201)

CASH AND CASH EQUIVALENTS, Beginning of period                                    59,844           270,024
                                                                         ----------------  ----------------

CASH AND CASH EQUIVALENTS, End of period                                 $       381,121   $        81,823
                                                                         ================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                          $             -   $             -
                                                                         ================  ================
  Income taxes paid                                                      $             -   $             -
                                                                         ================  ================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                       24

NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Seaena, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2006 of $1,326,666, used cash for operating activities of $1,201,415 for the six months ended June 30, 2006, and at June 30, 2006 had an accumulated deficit of $23,063,254 and a working capital deficit of $3,549,405. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

STOCK SPLITS

On March 31, 2006, the Company effected a one-for-thirty five (1 for 35) reverse stock split of its common stock. All share information for common shares has been retroactively restated for this reverse stock split.

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

STOCK OPTIONS

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of June 30, 2006, the Company has no options outstanding.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of June 30, 2006, the Company used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, accrued expenses and the value of equity transactions. Actual results could differ from these estimates.

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

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets" this Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

   1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
   2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
   3. Permits an entity to choose 'Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.
   4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.
   5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 common equivalent shares outstanding at June 30, 2006, except for 2,276,795 shares of Class B preferred stock that are convertible into 6,505,129 shares of the Company's common stock.


NOTE 3 - INVENTORY

Inventory at June 30, 2006, consists of the following:

     Glass blocks, pre-made images and related products    $     1,010,615
     Electronic parts and accessories                               91,453
                                                           ---------------
                                                           $     1,102,068
                                                           ===============

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006, consist of the following:

         Computers and equipment                           $     3,006,455
         Vehicles                                                    4,000
         Furniture and fixtures                                    134,810
         Leasehold improvements                                     32,188
                                                           ----------------
                                                                 3,177,453
         Less accumulated depreciation and amortization           (656,183)
                                                           ----------------
                                                           $     2,521,270
                                                           ================

NOTE 5 - LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with North Fork Bank. The line of credit bears interest at prime plus 1%. At June 30, 2006, the Company had $548,476 outstanding under this line of credit. This line of credit is guaranteed by two of the Company's stockholders and is collateralized by all the assets of the Company.


NOTE 6 - NOTE PAYABLE

The Company issued a note payable to North Fork Bank in the amount of $3,000,000. The note bears interest at prime rate plus 1% and may from time to time bear interest at the base LIBOR rate plus 3%. The principal repayments are as follows: March 31, 2007, $500,000; on each of June 30, 2007, September 30, 2007, December 31, 2007, and March 31, 2008, $125,000; and on each of June 30,
2008,  September  30, 2008,  December 31, 2008,  March 31, 2009,  June 30, 2009,
September 30, 2009, December 31, 2009, and March 31, 2010, $250,000. This note payable is guaranteed by two of the Company's stockholders and is collateralized by all the assets of the Company.


NOTE 7 - NOTES PAYABLE - RELATED PARTIES

The Company had notes payable to two related parties totaling $1,841,500. The notes accrue interest at 10% and are payable upon demand.


NOTE 8 - ACQUISITION OF U.C. LASER LTD.

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


NOTE 9 - STOCKHOLDERS' EQUITY

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

In the event that at any time the Company declares or pays any dividend on its common stock, an equivalent dividend will be declared or paid, as applicable, with respect to outstanding shares of Class B Preferred Stock, determined based on the total number of whole shares of common stock which would be outstanding if all outstanding shares of Class B Preferred Stock were then converted into Common Stock.

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

Twenty percent, or 455,359 of the Class B Preferred Shares issued to U.C. Laser were placed into escrow to satisfy any obligations of U.C. Laser to indemnify us for losses arising from (1) a material breach by U.C. Laser of any representation, warranty, covenant, restriction, or agreement made in the Asset Purchase Agreement or (2) fraud or an intentional misstatement by U.C. Laser. The escrow period terminated June 29, 2006.

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the six months ended June 30, 2006 of $1,326,666, used cash for operating activities of $1,201,415 for the six months ended June 30, 2006, and at June 30, 2006 had an accumulated deficit of $23,063,254 and a working capital deficit of $3,549,405. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005.

REVENUE. We generate product sales through the sale of laser machines, of engraved glass products to customers in our retail kiosks, to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our revenue for the three months ended June 30, 2006 increased by $278,930 or 30.8% from $906,005 for the three months ended June 30, 2005 to $1,184,935 for the three months ended June 30, 2006. The increase is primarily due to the revenue generated by U.C. Laser.

COST OF REVENUE. The cost of revenue consists of the cost of the laser machines, glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue decreased by $166,167 or 25.6% from $650,199 for the three months ended June 30, 2005 to $484,032 for the three months ended June 30, 2006. Cost of sales as a percentage of sales decreased from 71.8% for the three months ended June 30, 2005 to 40.8% for the three months ended June 30, 2006. The decrease is due to increased sales of higher gross margin products.

OPERATING EXPENSES. Payroll and related benefits for the three months ended June 30, 2006 increased by $107,162 or 27.8% from $385,561 for the three months ended June 30, 2005 to $492,723 for the three months ended June 30, 2006. The increase is a result of the acquisition of U.C. Laser and the related payroll cost of the U.C. Laser personnel.

General and administrative expenses for the three months ended June 30, 2006 increased by $388,312 or 75.0% from $517,432 for the three months ended June 30, 2005 to $905,744 for the three months ended June 30, 2006. The increase is principally due to an increase in general and administrative expenses as a result of the U.C. Laser acquisition.

Interest expense for the three months ended June 30, 2006 decreased by $515,981 or 93.7% from $550,757 for the three months ended June 30, 2005 to $34,776 for the three months ended June 30, 2006. The significant decrease is due to the conversion of over $12 million in debt to equity in December 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO JUNE 30, 2005.

REVENUE. Our revenue for the six months ended June 30, 2006 increased by $93,793 or 4.6% from $2,058,230 for the six months ended June 30, 2005 to $2,152,023 for the six months ended June 30, 2006. The increase is primarily due to the revenue generated by U.C. Laser from January 1, 2006 offset by the cancellation of our contracts with licensees in 2005 which resulted in no lease revenue for the six months ended June 30, 2006.

COST OF REVENUE. Our cost of revenue decreased by $282,625 or 24.7% from $1,143,923 for the six months ended June 30, 2005 to $861,298 for the six months ended June 30, 2006. Cost of sales as a percentage of sales decreased from 55.6% for the six months ended June 30, 2005 to 40.0% for the six months ended June 30, 2006. The decrease is due to increased sales of higher gross margin products.

OPERATING EXPENSES. Payroll and related benefits for the six months ended June 30, 2006 increased by $15,785 or 1.9% from $824,980 for the six months ended June 30, 2005 to $840,765 for the six months ended June 30, 2006. The increase is a result of the acquisition of U.C. Laser offset by a reduction in personnel due to corporate downsizing in 2005.

General and administrative expenses for the six months ended June 30, 2006 increased by $359,941 or 29.5% from $1,219,577 for the six months ended June 30, 2005 to $1,579,518 for the six months ended June 30, 2006. The increase is principally due to an increase in general and administrative expenses as a result of the U.C. Laser acquisition.

Interest expense for the six months ended June 30, 2006 decreased by $1,008,348 or 91.4% from $1,103,002 for the six months ended June 30, 2005 to $94,654 for the six months ended June 30, 2006. The significant decrease is due to the conversion of over $12 million in debt to equity in December 2005.

Other, net for the six months ended June 30, 2006 decreased by $351,717 or 141.1% from other income of $249,263 for the six months ended June 30, 2005 to other expense of $102,454 for the six months ended June 30, 2006. During the six months ended June 30, 2005, we recognized other income of $249,263 related to the cancellation of certain licensee agreements. Five of our licensees and we mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. We removed the laser equipment and deferred income from our books related to these five licensees and recognized a gain of $249,263. During the six months ended June 30, 2006, the other expense of $102,454 principally relates to a settlement with a former licensee.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had a working capital deficit of $3,549,405 as compared to $1,165,314 at December 31, 2005. We had cash and cash equivalents of $381,121 at June 30, 2006 as compared to $59,844 at December 31, 2005. The increase in the working capital deficit is principally due to the acquisition of liabilities in the U.C. Laser transaction.

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

During the six months ended June 30, 2006, our investing and financing activities provided cash of $57,600 and $1,465,092, respectively, while our operating activities used cash of $1,201,415. The cash used in operating activities was principally a result of the net loss we incurred.

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

Our sales push began in 2006 again at the Promotional Product Industry Convention, where our goal to increase sales in the corporate and promotional lines seems to be succeeding based on the new orders and inquires we are receiving. The two-dimensional portrait line is growing rapidly as we have just added another major national chain and are in discussions with others. The demand for new products in the photo processing industry is stronger than we had originally anticipated and should prove to provide us with an incredible growth opportunity.

We have secured direct glass suppliers in China, which should help reduce glass and component costs. We have acquired a production facility in China through our U.C. Laser acquisition. Given this, with the addition of the Crystal Impressions machinery and technology and the experience of our laser operators, we expect to decrease not only our overhead as a percentage of sales but also expect to reduce our job costs in 2006 and increase our production efficiencies helping again to achieve a lower cost. Negotiations are in progress with major component and equipment suppliers for the retail laser equipment we sell to independent retailers for quantity discounts we know will qualify for to once again help lower our costs. Accordingly, we expect our gross margins in both the glass and machine segments to increase in addition to the anticipated increases in product sales.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB, as well as statements made by the company in periodic press releases, oral statements made by the company's officials to analysts and shareholders in the course of presentations about the company, constitute "forward-looking statements." All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "intend," "project," "estimate," "anticipate," "believe," "to become", or "continue" or the negative thereof or variations thereon or similar terminology. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations ("Cautionary Statements") include, but are not limited to, (1) risks pertaining to implementation of our proposed expansion of our distribution network; (2) competitive pressures in the giftware industry; (3) disputes or claims regarding the company's proprietary rights to its software and intellectual property; (4) acceptance of our products by corporate customers; (5) costs of desirable retail locations; (6) availability of suitable optic glass and laser equipment components; (7) general economic and business conditions; (8) ability to successfully integrate acquired operations; and (9) other factors over which we have little or no control. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
   2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
   2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
   2.4 Asset Purchase Agreement by and between U.C. Laser Ltd. and Crystalix Group International, Inc. dated as of December 29, 2005 (4)
--------------------------------------------------------------------------------
   2.5          Amendment to Asset Purchase Agreement dated February 1, 2006 (5)
--------------------------------------------------------------------------------
   2.6          Second Amendment to Asset Purchase Agreement dated March 9, 2006
                (5)
--------------------------------------------------------------------------------
   3.1          Articles of Incorporation of Crystalix Group International, Inc.
                (6)
--------------------------------------------------------------------------------
   3.2          Certificate of Amendment to Articles of Incorporation (5)
--------------------------------------------------------------------------------
   3.3          Bylaws of Americabilia.com, Inc. (7)
--------------------------------------------------------------------------------
   4.1          Certificate of Designation of Class B Preferred Stock (5)
--------------------------------------------------------------------------------
  10.1 Membership Interest Purchase Agreement dated as of April 8, 2005, between Crystalix Group International, Inc., Laser Design International, LLC, and members of Laser Design International, LLC (8)
--------------------------------------------------------------------------------
  10.2 Transfer of Assets Agreement Between Crystalix Group International and Innovative Motions (9)
--------------------------------------------------------------------------------
  10.3 Transfer of Assets Agreement Between Crystalix Group International and Marc Janssens (10)
--------------------------------------------------------------------------------
  10.4 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with CMKXTREME and UAJC 2005 Irrevocable Trust dated November 26, 2005 (11)
--------------------------------------------------------------------------------
  10.5 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with John S. Woodward dated November 29, 2005 (11)
--------------------------------------------------------------------------------
  10.6 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with Kevin T. Ryan dated December 9, 2005 (12)
--------------------------------------------------------------------------------
  10.7 Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006 (5)
--------------------------------------------------------------------------------
  10.8 Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006 (5)
--------------------------------------------------------------------------------
  10.9 Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006 (5)
--------------------------------------------------------------------------------
  10.10 Credit Agreement between Seaena, Inc. and North Fork Bank dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.11         Line of Credit Note dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.12         Term Loan Note dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.13         Individual Guaranty of Marshall Butler dated June 2, 2006 (13)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.14         Individual Guaranty of Kevin Ryan dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.15 Unsecured Demand Promissory Note in favor of Kevin T. Ryan dated May 31, 2006 (13)
--------------------------------------------------------------------------------
  10.16 Unsecured Demand Promissory Note in favor of Marshall D. Butler dated May 31, 2006 (13)
--------------------------------------------------------------------------------
  16.1          Letter from De Joya & Company (14)
--------------------------------------------------------------------------------
  21.1          Subsidiaries of Crystalix Group International, Inc. (6)
--------------------------------------------------------------------------------
  31.1          Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2          Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

----------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed January 5, 2006.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed April 5, 2006.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed June 22, 2006.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 11, 2005.
(10) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 17, 2005.
(11) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 1, 2005.
(12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 14, 2005.
(13) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed July 13, 2006.
(14) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed March 10, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SEAENA, INC.



August 14, 2006                       By:      /s/ KEVIN T. RYAN
                                         ---------------------------------------
                                           Kevin T. Ryan
                                           Chief Executive Officer



August 14, 2006                       By:      /s/ ROBERT J. MCDERMOTT
                                         ---------------------------------------
                                           Robert J. McDermott
                                           Chief Financial Officer