Form 10QSB
period 2006-09-30
SEAENA INC.
filed 2006-11-14
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           As of November 13, 2006 - 8,023,942 shares of common stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  SEAENA, INC.
                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I.   FINANCIAL INFORMATION                                               2

Item 1.   Financial Statements                                                2

          Consolidated Balance Sheet as of September 30, 2006
          (unaudited)                                                         2

          Consolidated Statements of Operations for the
          three and nine months ended September 30, 2006 and
          2005 (unaudited)                                                    3

          Consolidated Statement of Stockholders' Equity for the
          nine months ended September 30, 2006 (unaudited)                    4

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 2006 and 2005 (unaudited)           5

          Notes to Consolidated Financial Statements (unaudited)              6

Item 2.   Management's Discussion and Analysis or Plan of Operations         13

Item 3.   Controls and Procedures                                            19

PART II.  OTHER INFORMATION                                                  19

Item 1.   Legal Proceedings                                                  19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        19

Item 3.   Defaults Upon Senior Securities                                    19

Item 4.   Submission of Matters to a Vote of Security Holders                19

Item 5.   Other Information                                                  19

Item 6.   Exhibits                                                           20

SIGNATURES                                                                   22

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEET

                                                                                    SEPTEMBER
                                                                                    30, 2006
                                                                                -----------------
                                                                                   (unaudited)
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                   $         53,387
    Accounts receivable, net of allowance of $205,000                                    631,041
    Inventory                                                                          1,063,670
    Other current assets                                                                 199,818

                                                                                -----------------
TOTAL CURRENT ASSETS                                                                   1,947,916

PROPERTY AND EQUIPMENT, net                                                            2,387,163
INTANGIBLE ASSETS
    Licenses and related costs, net of accumulated amortization of                     1,028,626
      $861,275
    Customer lists and relationships, net of accumulated amortization of                  28,125
      $84,375
    Patent, net of accumulated amortization of $159,179                                  689,782
    Goodwill                                                                           9,498,228
OTHER ASSETS                                                                              16,843

                                                                                -----------------
TOTAL ASSETS                                                                    $     15,596,683
                                                                                =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                       $      2,391,414
    Customer deposits                                                                    133,607
    Line of credit                                                                       948,476
    Notes payable, current portion                                                       750,000
    Notes payable - related party                                                      1,841,500

                                                                                -----------------
TOTAL CURRENT LIABILITIES                                                              6,064,997

NOTE PAYABLE, net of current portion                                                   2,250,000

                                                                                -----------------
TOTAL LIABILITIES                                                                      8,314,997
                                                                                -----------------

COMMITMENTS AND CONTINGENCIES                                                                  -

STOCKHOLDERS' EQUITY
    Preferred stock - Class A, $0.001 par value; 10,000,000 shares authorized; 0 Class A shares issued and outstanding -
    Preferred stock - Class B, $0.001 par value; 5,000,000 shares
      authorized; 2,276,795 Class B shares issued and outstanding                          2,277
    Common stock; $0.001 par value; 50,000,000 shares
      authorized; 8,023,942 shares issued and outstanding                                  8,024
    Additional paid-in capital                                                        30,993,565
    Accumulated deficit                                                              (23,722,180)

                                                                                -----------------
TOTAL STOCKHOLDERS' EQUITY                                                             7,281,686
                                                                                -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $     15,596,683
                                                                                =================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                ---------------------------------     ---------------------------------
                                                   September         September           September         September
                                                    30, 2006          30, 2005            30, 2006          30, 2005
                                                ---------------   ---------------     ---------------   ---------------
                                                  (unaudited)       (unaudited)         (unaudited)       (unaudited)
REVENUE                                         $    1,130,034    $      712,259      $    3,282,057    $    2,770,489

COST OF REVENUE                                        438,073           198,452           1,299,371         1,342,375

                                                ---------------   ---------------     ---------------   ---------------
GROSS PROFIT                                           691,961           513,807           1,982,686         1,428,114
                                                ---------------   ---------------     ---------------   ---------------
OPERATING EXPENSES
    Payroll and related benefits                       486,375           386,548           1,327,140         1,211,528
    General and administrative                         681,895           278,170           2,261,413         1,497,747

                                                ---------------   ---------------     ---------------   ---------------
TOTAL OPERATING EXPENSES                             1,168,270           664,718           3,588,553         2,709,275
                                                ---------------   ---------------     ---------------   ---------------

LOSS FROM OPERATIONS                                  (476,309)         (150,911)         (1,605,867)       (1,281,161)
                                                ---------------   ---------------     ---------------   ---------------
OTHER INCOME (EXPENSES):
    Interest expense and financing                    (116,319)         (561,866)           (210,973)       (1,664,868)
    Other                                              (66,298)         (314,493)           (168,752)          (65,230)

                                                ---------------   ---------------     ---------------   ---------------
TOTAL OTHER INCOME (EXPENSE)                          (182,617)         (876,359)           (379,725)       (1,730,098)
                                                ---------------   ---------------     ---------------   ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                (658,926)       (1,027,270)         (1,985,592)       (3,011,259)

PROVISION FOR INCOME TAXES                                -                 -                   -                 -
                                                ---------------   ---------------     ---------------   ---------------

NET LOSS                                        $     (658,926)   $   (1,027,270)     $   (1,985,592)   $   (3,011,259)
                                                ===============   ===============     ===============   ===============

NET LOSS PER SHARE - BASIC AND DILUTED          $        (0.08)   $        (0.97)     $        (0.25)   $        (2.84)
                                                ===============   ===============     ===============   ===============

WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC AND DILUTED           8,023,942         1,060,920           8,023,921         1,060,920
                                                ===============   ===============     ===============   ===============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
                                   (unaudited)

                                PREFERRED STOCK       PREFERRED STOCK                        ADDITIONAL
                                    CLASS A               CLASS B              COMMON STOCK    PAID-IN    ACCUMULATED
                               SHARES    AMOUNT   SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL      DEFICIT        TOTAL
                               -----------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2005         -     $   -           -   $      -   8,020,205  $  8,020  $23,022,486  $(21,736,588)  $1,293,918


Shares issued for services         -         -                              3,737         4        4,573             -        4,577
Shares issued in connection
  with the acquisition of UC
  Laser Ltd.                       -         -   2,276,795      2,277           -         -    7,966,506             -    7,968,783
Net loss                                                                                                    (1,985,592)  (1,985,592)
                               ----------------  --------------------  --------------------  -----------  -------------  -----------
BALANCE, SEPTEMBER 30, 2006        -     $   -   2,276,795   $  2,277   8,023,942  $  8,020  $30,993,565  $(23,722,180)  $7,281,686
                               ================  ====================  ====================  ===========  =============  ===========

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED
                                                                         --------------------------------------
                                                                             SEPTEMBER           September
                                                                              30, 2006            30, 2005
                                                                         -----------------    -----------------
                                                                            (unaudited)          (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                               $     (1,985,592)     $    (3,011,259)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
     Depreciation and amortization                                                633,224              725,041
     Common stock issued for services                                               4,577                 -
     Amortization of debt discounts                                                  -                 874,795
     Exchange gain                                                                   -                 110,308
     Gain on cancelation of contracts with licensees                                 -                (184,770)
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                           452,018              307,543
    Inventory                                                                     277,329             (166,640)
    Other current assets                                                           59,858               54,914
    Deposits                                                                         -                   2,092
  Increase (decrease) in:
    Accounts payable and accrued expenses                                      (1,367,813)           1,123,845
    Customer deposits                                                               9,596              126,321
    Deferred revenue                                                                 -                (506,343)
                                                                         -----------------    -----------------
Net cash used in operating activities                                          (1,916,803)            (544,153)
                                                                         -----------------    -----------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Cash acquired with UC Laser Ltd. acquisition                                    118,790                 -
  Payment for acquisition of subsidiary                                              -                (475,000)
  Payments to acquire property and equipment                                      (73,536)              (9,713)
                                                                         -----------------    -----------------
Net cash provided by (used in) investing activities                                45,254             (484,713)
                                                                         -----------------    -----------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Line of credit, net                                                             948,476                 -
  Proceeds from issuance of notes payable - related parties                     1,010,000              245,000
  Proceeds from issuance of notes payable                                       3,047,616              540,000
  Payments on notes payable - related parties                                    (200,000)                -
  Payments on notes payable                                                    (2,941,000)                -
                                                                         -----------------    -----------------
Net cash provided by financing activities                                       1,865,092              785,000
                                                                         -----------------    -----------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                         -                  3,262
                                                                         -----------------    -----------------
NET (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                                 (6,457)           (240,604)

CASH AND CASH EQUIVALENTS, Beginning of period                                     59,844             270,024
                                                                         -----------------    -----------------

CASH AND CASH EQUIVALENTS, End of period                                 $         53,387     $        29,420
                                                                         =================    =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                          $        209,243     $          -
                                                                         =================    =================
  Income taxes paid                                                      $           -        $          -
                                                                         =================    =================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Seaena, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2005. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2006 of $1,985,592, used cash for operating activities of $1,916,803 for the nine months ended September 30, 2006, and at September 30, 2006 had an accumulated deficit of $23,722,180 and a working capital deficit of $4,117,081. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

STOCK OPTIONS

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of September 30, 2006, the Company has no options outstanding.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of September 30, 2006, the Company used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, accrued expenses and the value of equity transactions. Actual results could differ from these estimates.

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

In March 2006 FASB issued SFAS 156 "Accounting for Servicing of Financial Assets." This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

   1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

   2.  Requires  all  separately   recognized  servicing  assets  and  servicing
       liabilities to be initially measured at fair value, if practicable.

   3.  Permits  an  entity  to  choose  `Amortization   method'  or  Fair  value
       measurement method' for each class of separately recognized servicing assets and servicing liabilities.

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

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R).' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 common equivalent shares outstanding at September 30, 2006, except for 2,276,795 shares of Class B preferred stock that are convertible into 6,505,129 shares of the Company's common stock.


NOTE 3 - INVENTORY

Inventory at September 30, 2006, consists of the following:

     Glass blocks, pre-made images and related products       $       972,486
     Electronic parts and accessories                                  91,184
                                                              ---------------
                                                              $     1,063,670

                          SEAENA, INC. AND SUBSIDIARIES
                 (formerly Crystalix Group International, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006, consist of the following:

     Computers and equipment                             $     3,000,503
     Vehicles                                                      4,000
     Furniture and fixtures                                      143,890
     Leasehold improvements                                       41,406
                                                         ----------------
                                                               3,189,799
     Less accumulated depreciation and amortization             (802,636)
                                                         ----------------
                                                         $     2,387,163

NOTE 5 - LINE OF CREDIT

The Company obtained a $1,000,000 line of credit with North Fork Bank. The line of credit bears interest at prime plus 1%. At September 30, 2006, the Company had $948,476 outstanding under this line of credit. This line of credit is guaranteed by two of the Company's stockholders and is collateralized by all the assets of the Company.


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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the nine months ended September 30, 2006 of $1,985,592, used cash for operating activities of $1,916,803 for the nine months ended September 30, 2006, and at September 30, 2006 had an accumulated deficit of $23,722,180 and a working capital deficit of $4,117,081. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005.

REVENUE. We generate product sales through the sale of laser machines, of engraved glass products to customers in our retail kiosks, to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our revenue for the three months ended September 30, 2006 increased by $417,775 or 58.7% from $712,259 for the three months ended September 30, 2005 to $1,130,034 for the three months ended September 30, 2006. The increase is primarily due to the revenue generated by U.C. Laser.

COST OF REVENUE. The cost of revenue consists of the cost of the laser machines, glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue increased by $239,621 or 120.7% from $198,452 for the three months ended September 30, 2005 to $438,073 for the three months ended September 30, 2006. Cost of sales as a percentage of sales increased from 27.9% for the three months ended September 30, 2005 to 38.8% for the three months ended September 30, 2006. The increase is due to the sale of products with lower gross margins.

OPERATING EXPENSES. Payroll and related benefits for the three months ended September 30, 2006 increased by $99,827 or 25.8% from $386,548 for the three months ended September 30, 2005 to $486,375 for the three months ended September 30, 2006. The increase is a result of the acquisition of U.C. Laser and the related payroll cost of the U.C. Laser personnel.

General and administrative expenses for the three months ended September 30, 2006 increased by $403,725 or 145.1% from $278,170 for the three months ended September 30, 2005 to $681,895 for the three months ended September 30, 2006. The increase is principally due to an increase in general and administrative expenses as a result of the U.C. Laser acquisition.

Interest expense for the three months ended September 30, 2006 decreased by $445,547 or 79.3% from $561,866 for the three months ended September 30, 2005 to $116,319 for the three months ended September 30, 2006. The significant decrease is due to the conversion of over $12 million in debt to equity in December 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO SEPTEMBER 30, 2005.

REVENUE. Our revenue for the nine months ended September 30, 2006 increased by $511,568 or 18.5% from $2,770,489 for the nine months ended September 30, 2005 to $3,282,057 for the nine months ended September 30, 2006. The increase is primarily due to the revenue generated by U.C. Laser from January 1, 2006 offset by the cancellation of our contracts with licensees in 2005 which resulted in no lease revenue for the nine months ended September 30, 2006.

COST OF REVENUE. Our cost of revenue decreased by $43,004 or 3.2% from $1,342,375 for the nine months ended September 30, 2005 to $1,299,371 for the nine months ended September 30, 2006. Cost of sales as a percentage of sales decreased from 48.5% for the nine months ended September 30, 2005 to 39.6% for the nine months ended September 30, 2006. The decrease is due to increased sales of higher gross margin products.

OPERATING EXPENSES. Payroll and related benefits for the nine months ended September 30, 2006 increased by $115,612 or 9.5% from $1,211,528 for the nine months ended September 30, 2005 to $1,327,140 for the nine months ended September 30, 2006. The increase is a result of the acquisition of U.C. Laser offset by a reduction in personnel due to corporate downsizing in 2005.

General and administrative expenses for the nine months ended September 30, 2006 increased by $763,666 or 51.0% from $1,497,747 for the nine months ended September 30, 2005 to $2,261,413 for the nine months ended September 30, 2006. The increase is principally due to an increase in general and administrative expenses as a result of the U.C. Laser acquisition.

Interest expense for the nine months ended September 30, 2006 decreased by $1,453,895 or 87.3% from $1,664,868 for the nine months ended September 30, 2005 to $210,973 for the nine months ended September 30, 2006. The significant decrease is due to the conversion of over $12 million in debt to equity in December 2005.

Other, net for the nine months ended September 30, 2006 increased by $103,522 or 158.7% from other expense of $65,230 for the nine months ended September 30, 2005 to other expense of $168,752 for the nine months ended September 30, 2006. During the nine months ended September 30, 2005, we recognized other income of $249,263 related to the cancellation of certain licensee agreements. Five of our licensees and we mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. We removed the laser equipment and deferred income from our books related to these five licensees and recognized a gain of $249,263. During the nine months ended September 30, 2006, the other expense of $168,752 principally relates to a settlement with a former licensee.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, we had a working capital deficit of $4,117,081 as compared to $1,165,314 at December 31, 2005. We had cash and cash equivalents of $53,387 at September 30, 2006 as compared to $59,844 at December 31, 2005. The increase in the working capital deficit is principally due to the acquisition of liabilities in the U.C. Laser transaction and the loss generated during the nine months ended September 30, 2006.

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

During the nine months ended September 30, 2006, our investing and financing activities provided cash of $45,254 and $1,865,092, respectively, while our operating activities used cash of $1,916,803. The cash used in operating activities was principally a result of the net loss we incurred.

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

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                             EXHIBIT
--------------------------------------------------------------------------------
  10.9 Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006 (5)
--------------------------------------------------------------------------------
  10.10 Credit Agreement between Seaena, Inc. and North Fork Bank dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.11        Line of Credit Note dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.12        Term Loan Note dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.13        Individual Guaranty of Marshall Butler dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.14        Individual Guaranty of Kevin Ryan dated June 2, 2006 (13)
--------------------------------------------------------------------------------
  10.15 Unsecured Demand Promissory Note in favor of Kevin T. Ryan dated May 31, 2006 (13)
--------------------------------------------------------------------------------
  10.16 Unsecured Demand Promissory Note in favor of Marshall D. Butler dated May 31, 2006 (13)
--------------------------------------------------------------------------------
  16.1         Letter from De Joya & Company (14)
--------------------------------------------------------------------------------
  21.1         Subsidiaries of Crystalix Group International, Inc. (6)
--------------------------------------------------------------------------------
  31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
  31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

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

                                       SEAENA, INC.



November 14, 2006                      By:  /s/ KEVIN T. RYAN
                                          --------------------------------------
                                             Kevin T. Ryan
                                             Chief Executive Officer



November 14, 2006                      By:  /s/ ROBERT J. MCDERMOTT
                                          --------------------------------------
                                             Robert J. McDermott
                                             Chief Financial Officer