Form 10KSB
period 2006-12-31
SEAENA INC.
filed 2007-04-06
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
       For the fiscal year ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to
                                      --------------   --------------

                         Commission file number: 0-29781

                                  SEAENA, INC.
                 (Name of small business issuer in its charter)

                  NEVADA                            80-0104557
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year:  $4,272,495

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $629,286 AS OF MARCH 23, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable DATE: 8,023,708 AS OF MARCH 23, 2007

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

         As of March 31, 2006, we completed the Asset Purchase Agreement with U.C. Laser Ltd., entered into on December 29, 2005 but to be effective January 1, 2006, in which we agreed to purchase all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets acquired include U.C. Laser's subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser's worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd. There was no relationship, other than in respect of this transaction, between U.C. Laser and us or any of our affiliates.

         In consideration for the purchased assets, we assumed the liabilities arising from or related to the purchased assets in the approximate amount of $4,924,000, and issued 2,276,795 shares of Class B Preferred Stock. These shares of Class B Preferred Stock collectively have voting rights equal to 45% of all voting rights of all of our capital stock outstanding immediately after the closing, determined on a fully diluted basis. Each share of Class B Preferred Stock is convertible into 2.857 shares of common stock so that collectively, the Class B Preferred Shares issued to U.C. Laser are convertible into 6,505,129 shares of our common stock, which, immediately after such conversion, represent 45% of all shares of our capital stock then outstanding on a fully diluted basis.

         We changed our name to Seaena, Inc. and implemented a 1-for-35 reverse stock split effective March 31, 2006.

OUR PRODUCTS

         Our principal products are two-dimensional Photo Crystals (TM), three-dimensional customized engraved products for the corporate and retail market place, as well as the laser subsurface engraving equipment. We, through our wholly-owned subsidiary, Lazer-Tek Designs, are licensed under the patent governing subsurface decorative laser marking in crystal, glass, and other clear materials to produce and sell these products in the U.S. corporate market and retail market. Further, we are the only company that has been granted by LDI the right to sell machinery and sublicense independent operators.

         The sub surface engraving process involves the use of high tech lasers and equipment configured together by a standard desktop personal computer, using proprietary software and a Windows operating system with a process that converts files into machine-readable format from various design software. The images from the digital camera, a customer's digital image, or a hard copy of a photograph are scanned into the desktop computer and design software or the images can be received directly via email. Graphically designed custom three-dimensional images can also be created by design software. The two-dimensional or three-dimensional digitally formatted image will be converted and sub surface laser engraved into the center of the glass by the laser. The images are converted from their design format into a laser machine readable form with the use of proprietary software. The conversion processes the image at several angles to create a three-dimensional or two-dimensional digital model of the image and plots the points where the laser will be directed to laser the image in the glass. The software generally completes the conversion process in 15 to 60 seconds. The glass piece is then placed into the laser chamber for engraving. The engraving process generally takes a few minutes or less, depending on the size of the image to be engraved, the degree of detail in the image, and whether titles, names, or other materials are to be added with the images.

         The image can be engraved into glass blocks or other opaque objects of different sizes and shapes. The suggested retail price of the sub surface etched pieces ranges from $6.99 to $400 and higher depending on the size of the glass piece and detail of the image to be engraved, with a typical glass piece retailing for $20 to $150. Engraved glass pieces for corporate customers carry suggested retail prices from $10 to as much as several thousands of dollars. Limited color choices are also now available with the new technology. We also offer a variety of accessories and light bases on which to display the engraved glass blocks.

PRODUCT LINES

         There are numerous applications for our engraving system. We are currently focusing on the following product lines:
             o   two-dimensional photo replication (Photo Crystals (TM));
             o   corporate/award items;
             o   sub-surface color images;
             o   giftware;
             o   three-dimensional facial images;
             o   two and three-dimensional custom images;
             o   licensed images and logos;
             o   tabletop items;
             o   gallery pieces; and
             o   retail equipment.

DISTRIBUTION

         We sell our products to:
             o   corporate distributors;
             o   corporations directly;
             o   to mass marketing organizations, such as QVC;
             o   through retail kiosks owned by our independent operators;
             o   through college catalogs and bookstores;
             o   through photo distributors and retail outlets; and
             o   through the Internet.

         PHOTO INDUSTRY. As of December 2006, we are producing our two-dimensional portrait products for a several different customers including national drug stores and portrait studios placing our Crystal portrait in over 2,500 stores. In addition we have online customers and single location studios ordering the portrait product. Entering 2007, we are in negotiations with the largest photo product online distributors. This represents a growing percentage of photo developing the ancillary products produced from photos. We have signed an agreement with one of these and expect to start receiving orders by the second quarter of this year with the online integration process currently in testing status. There is considerable interest in the two-dimensional portrait product and demand from retailers and online photo distributors. The digital camera has changed the photo finishing market. Since fewer photos are being printed, it is necessary for the photo finishers to offer ancillary products to make up for lost revenue. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. We believe our unique software platform allows companies to send the photography and image data via the Internet, thus providing photographers of any size the ability to offer our product with little or no additional overhead. All that is needed to put an subsurface an image inside glass is an image from original photo or a digital camera. The proprietary software then changes the image so that the lasers can engrave the replica image.

         CORPORATE SALES. With the acquisition of Crystal Impressions and Lazer-Tek and the presence of Seaena at the promotional product trade shows and the building of an independent sales representative network, corporate application of our laser engraved products for awards, gifts, promotions and presentation has been growing steadily at 15-20% annually.

         INDEPENDENT REPRESENTATIVES. We are building our corporate sales staff with predominately an external and independent representative structure. Selected and qualified representatives are chosen both based on desired qualities and geographically. The representatives are trained on the process and the marketing strategies for our product and compensated on a commission basis. Their customer base is in both the promotional product industry and to corporations directly.

         INFINITY BUYING CLUBS. We have been aggressively pursuing mass marketing organizations such as NASCAR, the National Basketball Association, and Major League Baseball, and have sold products to these organizations or teams within these organizations. With wholesale and retail ability available in these venues, we will explore large sales opportunities for our entire market lines.

         RETAIL KIOSKS. The kiosks typically occupy no more than 120 square feet and can be operated by only one or two employees. As of December 31, 2006, the following kiosks were in operation by our independent operators:

        --------------------------------------------------------------------------------------------------
        DATE OPENED                   LOCATION
        --------------------------------------------------------------------------------------------------
        March 2002                    DFS Galleria - Honolulu, Hawaii
        --------------------------------------------------------------------------------------------------
        May 2002                      First Street Station - Rehoboth Beach, Delaware
        --------------------------------------------------------------------------------------------------
        November 2002                 Disney Arribas - Orlando, Florida
        --------------------------------------------------------------------------------------------------
        December 2002                 Beach Towers - Atlantis Paradise Island Resort, Nassau, Bahamas
        --------------------------------------------------------------------------------------------------
        April 2003                    Village Shops - Gatlinburg, Tennessee
        --------------------------------------------------------------------------------------------------
        January 2005                  Tropicana Hotel/Casino, Atlantic City, New Jersey
        --------------------------------------------------------------------------------------------------
        May 2006                      Eastland Center, Harper Woods, Michigan
        --------------------------------------------------------------------------------------------------

         INDEPENDENT OPERATORS. Through our software license, we grant our independent operators an exclusive right to an assigned location to operate our laser engraving system during a specified term and any extensions thereof We also make available to our independent operators glass blanks, light bases, collection images, and related products from a pre-approved vendor or us to assure quality.

         COLLEGE CATALOGS AND BOOKSTORES. We manufacture certain licensed articles under the line name of "Collegiate Crystal". The line consists of laser reproductions of collegiate logos, mascots, buildings, and landmarks inside of high-quality glass cubes pursuant to orders from our collegiate distributor, Jardine Associates. We are currently introducing a new line of collegiate products to the bookstores and colleges and are anticipated a growth in sales with our increased marketing efforts.

LASER EQUIPMENT

         Our laser systems consist of components purchased from outside vendors. We then configure these components with proprietary software and make necessary adjustments to laser, mirrors, and electrical and computerized components as required. When the laser system is properly configured, we enclose the components with a customized casing and perform quality control tests on the system prior to release.

REVENUE COMPONENTS

         Our revenues are derived from sales of various laser sub surface etched glass products and the laser etching system machinery. In 2006, product sales were predominantly of laser etched products. We expect the machinery to become a much more significant portion of revenue as we continue discussions with independent operators interested in multiple machine purchases. Total glass product sales will also increase as we increase our existing customer base and sales staff. We anticipate a large growth in the two-dimensional market during 2007 and have targeted and begun discussions with several major retailers and photo market consolidators and online photo distributors.

SUPPLIERS

         We have secured suppliers in China for our glass blocks, which are lead-free and arsenic-free. We believe that there are a limited number of suppliers of glass that can meet our needs. We have identified two potential suppliers in the United States, have two other Chinese suppliers with our Chinese facility, and are negotiating with others. The glass that we use has the following characteristics:

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

COMPETITION

         We compete generally with many other manufacturers and retailers in the giftware industry and specifically with those who offer personalized and engraved products. With regard to manufacturers of laser subsurface engraved optic glass items, we are aware of other competitors in the United States, but only a few that comply with the patents described above. Many of our competitors have not obtained licenses to use the patent rights and many are currently in court ordered mediation with the patent owner regarding alleged infringements. As described above, we, through our wholly-owned subsidiary, Lazer-Tek Designs, are licensed under the patent governing subsurface decorative laser marking in crystal, glass, and other clear materials to produce and sell these products in the U.S. corporate market. Further, we are the only licensed company that sells laser subsurface engraving equipment and that has the right with LDI approval to sublicense purchasers of this equipment.

         There are several companies that offer laser subsurface engraved glass products for sale to the public. However, many only offer decorative glass pieces that are already engraved, as opposed to offering custom-engraved products. We believe that we compete favorably, due to the breadth of our product lines, our experienced graphic design artists and our methods of distribution.

         We believe that we compete on the basis of
            o   Image quality, definition and accuracy;
            o   Crystal and glass quality;
            o   Crystal and glass selection;
            o   Production/turnaround times;
            o   Creativity with respect to the art image and glass shape; and
            o   Production capacity.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended December 31, 2006 and 2005, we did not spend any amounts on research and development activities. We are concentrating efforts on finding the best equipment already developed by manufacturers currently producing the desired and needed components. We work with many of these manufacturers to produce their specific product to our specifications.

GOVERNMENT REGULATION AND COMPLIANCE WITH ENVIRONMENTAL LAWS

         Our independent operators and we are subject to the type of government regulation typically associated with the operation of retail locations. These regulations pertain to the safe operation of the retail space, wages and working conditions for employees, and the proper collection of various taxes. We do not believe that compliance with these regulations presents any unusual hardship or cost.

         Compliance with environmental laws generally does not affect our business.

EMPLOYEES

         As of December 31, 2006, we employed a total of 68 persons, of which 64 were full-time. None of our employees is covered by a collective bargaining agreement.

RISK FACTORS

         Due to the nature of our business and the present stage of development of our business, the following risk factors apply to our operations:

DUE TO OUR OPERATING LOSSES, ACCUMULATED DEFICIT, AND WORKING CAPITAL DEFICIENCY, THE REPORT OF OUR AUDITOR CONTAINS A PARAGRAPH EXPRESSING SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         To date, we have not had profitable operations. We expect to continue to incur additional losses for the current year. We generated a net loss of $9,875,464 for the year ended December 31, 2006, used cash for operating activities of $2,204,745 for the year ended December 31, 2006, and at December 31, 2006, had an accumulated deficit of $31,612,052. These conditions raise substantial doubt about our ability to continue as a going concern. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues and general and administrative expenses. We may never be able to achieve or sustain our revenue or profit goals.

WE HAVE A WORKING CAPITAL DEFICIENCY AND INSUFFICIENT CASH.

         At December 31, 2006, we had cash of $113,877 and a working capital deficiency of $2,785,386. Accordingly, we are dependent upon external financing such as an offering of debt and/or equity securities or borrowing to continue operations. We estimate that we will require external financing of at least $500,000 during the second quarter of 2007 to purchase raw materials and pay operating expenses. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year. If we cannot obtain at least $500,000 within the next month, our cash needs will grow beyond our ability to sustain operations.

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

         Our growth is also dependent upon our ability to obtain larger independent operators throughout the United States and in selected locations around the world to purchase multiple laser machinery units for retail operations. To be successful, we need to be able to identify suitable partners, provide them with adequate training, and manage competently the infrastructure to support their efforts.

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

OUR SUCCESS AND ABILITY TO COMPETE DEPENDS UPON OUR ABILITY TO SECURE AND PROTECT PATENTED AND PROPRIETARY TECHNOLOGY.

         Our success depends on our ability to protect proprietary technology. In the event that a third party misappropriates or infringes on our intellectual property, our business could be seriously harmed. Third parties may independently discover or invent competing technologies or reverse engineer software. We expect that if we should successfully market equipment and licenses to use the software, competitors may attempt to duplicate our technology. Even if we were to obtain copyright protection on the software, we would still have to enforce our rights against those who might attempt to infringe on intellectual property. Such enforcement efforts are likely to be expensive and time-consuming.

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

         As of March 23, 2007, our directors and officers own more than 63% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

         With our China facility we acquired in 2006 in the U.C. Laser transaction, we also lease a production factory in Shanghai which measures approximately 10,900 square feet. We also lease additional office space in Shanghai for the sales, customer service and administrative departments in Shanghai, which are networked with the Las Vegas office. This space measures approximately 1,400 square feet. The production plant is located in an industrial area with the office facility a few miles away in a newer business section of Shanghai.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not a party to any pending legal proceedings, other than routine litigation deemed incidental to our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

         Our common stock has been trading on the over-the-counter bulletin board ("OTCBB") since March 2000. The common stock traded under the symbol "ABIL" from March 2000 to December 9, 2002, and under the symbol "CYXG" from December 9, 2002 to March 30, 2006. Since March 31, 2006, it has traded under the symbol "SEAI." The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions. Quotation information for 2005 has been adjusted for the 1-for-35 reverse stock split effected

         FISCAL QUARTER ENDING                         HIGH BID       LOW BID

         March 31, 2005...........................      $ 4.20        $  2.45
         June 30, 2005............................      $ 2.45        $  1.05
         September 30, 2005.......................      $ 1.75        $  0.35
         December 31, 2005........................      $ 2.45        $  0.35

         March 31, 2006...........................      $ 1.925       $  0.00
         June 30, 2006............................      $ 0.51        $  0.10
         September 30, 2006.......................      $ 4.00        $  0.35
         December 31, 2006 .......................      $ 0.70        $  0.30

         On March 23, 2007, the closing bid price for the common stock on the OTC Bulletin Board was $0.40.

HOLDERS

         As of March 23, 2007, there were approximately 250 record holders of our common stock.

DIVIDENDS

         We have not paid any dividends on any of our shares. We have no present intention of paying dividends on any of our shares, as we anticipate that all available funds will be invested to finance the growth of our business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The following discussion and analysis should be read in conjunction with our consolidated financial statements and related footnotes for the year ended December 31, 2006 included elsewhere in this Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

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

         As of March 31, 2006, we completed the Asset Purchase Agreement with U.C. Laser Ltd., entered into on December 29, 2005 but to be effective January 1, 2006, in which we agreed to purchase all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets acquired include U.C. Laser's subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser's worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd. There was no relationship, other than in respect of this transaction, between U.C. Laser and us or any of our affiliates.

         In consideration for the purchased assets, we assumed the liabilities arising from or related to the purchased assets in the approximate amount of $4,924,000, and issued 2,276,795 shares of Class B Preferred Stock. These shares of Class B Preferred Stock collectively have voting rights equal to 45% of all voting rights of all of our capital stock outstanding immediately after the closing, determined on a fully diluted basis. Each share of Class B Preferred Stock is convertible into 2.857 shares of common stock so that collectively, the Class B Preferred Shares issued to U.C. Laser are convertible into 6,505,129 shares of our common stock, which, immediately after such conversion, represent 45% of all shares of our capital stock then outstanding on a fully diluted basis.

GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the year ended December 31, 2006 of $9,875,464, used cash for operating activities of $2,204,745 for the year ended December 31, 2006, and at December 31, 2006 had an accumulated deficit of $31,612,052 and a working capital deficit of $2,785,386. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         We have taken the following steps that we believe will be sufficient to provide us with the ability to continue in existence. On August 17, 2005, we purchased a 51% interest in LDI, which is the owner of a patent for sub surfacing laser decorative imaging, providing us exclusive rights to the license for the color technology. In addition, on March 31, 2006, we completed an Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions) effective January 1, 2006. We purchased all of U.C. Laser's assets used in conjunction with the marketing, manufacturing, and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's worldwide exclusive license for its innovative sub surface laser color technology. Our management believes that the merger of our company with U.C. Laser will enable us to continue as a going concern. While incorporating the strengths and expertise of both Seaena and Crystal Impressions and newly created economies of scale, we believe that the management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. We are currently negotiating with the former shareholders of U.C. Laser to repurchase their shares and seeking to shutdown the unprofitable operations of U.C. Laser. Our discussion in "Plan of Operation" below details additional sales strategies to sustain operations.

         During the year ended December 31, 2006, we increased our revenue and increased our gross profit while holding most other costs flat while upgrading our equipment and completing the build up of the Shanghai facility. We have eliminated non-critical personnel and expenditures, reduced travel and renegotiated leases, debt and prices while building a strong team of qualified and dedicated personnel. We believe we can grow revenues during the next twelve months without a significant increase to overhead. Sales for first quarter of 2007 are meeting projections and we are expecting one of our best second quarters based on order backlogs for glass and equipment. We have partnered with a former competitor in the two-dimensional photo market, and have taken over his accounts and are now producing and billing for another large national chain. We signed an agreement in 2007 with one of the largest photo product consolidators of ancillary product holding contracts with all the major online photo product distributors. We are currently testing order processing integration software and should begin receiving orders from this agreement in April 2007. The production plant in Shanghai, China, which we acquired with the asset acquisition of UC Laser, is now fully operational and will allow us to produce larger run orders, standard pieces, and jobs with adequate lead time for greatly reduced costs, as well as support Asia and Europe production orders timely. A customer service staff in China is also now able to assist the European sales efforts and inquiries, as well as order processing and servicing. With our Chinese facility general manager, we also now have a stronger price and product negotiating position with current and potential Chinese vendors.

         We have been in negotiations with several parties interested in the purchase of multiple machines and territories and will continue to pursue machine sales in this manner, looking for strong retail partners who can successfully operate in the retail marketplace. In the first quarter of 2007, we received a substantial deposit on a multiple machine purchase order. We are also entering negotiations with a major multi-national etching machine manufacturer and distributor looking to expand their product line and technology. We also believe that the outcome of the pending patent litigation against the remaining alleged infringers will increase our revenues as violators either (1) settle and obtain legal license and pay royalties, thereby preventing them from using unfair pricing advantages, or (2) leave the industry altogether and reduce competition.

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

         MACHINE SALES. Laser equipment is no longer leased, but rather sold outright to our independent operators/retailers, most frequently in two installment payments as follows: 50% upon order and 50% upon transfer of title to shipper prior to final delivery. We retain ownership of the proprietary software and license use of the software to the distributor/retailer for a monthly fee, which is normally $500.

         PRODUCT SALES. Revenue from the sale of sub surface laser products (glass or equipment) is recognized when title to the products is transferred to the customer, which is upon shipment, and only when no further contingencies or material performance obligations are warranted.

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

         INTANGIBLE ASSETS. Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek and UC Laser. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the assets.

RESULTS OF OPERATIONS

         REVENUE. Our revenue for the year ended December 31, 2006 increased by $653,002 or 18.0% from $3,619,493 for the year ended December 31, 2005 to $4,272,495 for the year ended December 31, 2006. The increase is primarily due to the revenue generated by U.C. Laser from January 1, 2006, offset by the cancellation of our contracts with licensees in 2005, which resulted in no lease revenue for the years ended December 31, 2005 and 2006.

         COST OF REVENUE. Our cost of revenue increased by $89,380 or 5.6% from $1,609,464 for the year ended December 31, 2005 to $1,698,844 for the year ended December 31, 2006. Cost of sales as a percentage of sales decreased from 44.5% for the year ended December 31, 2005 to 39.8% for the year ended December 31, 2006. The decrease is due to increased sales of higher gross margin products.

         OPERATING EXPENSES. Payroll and related benefits for the year ended December 31, 2006 increased by $329,201 or 22.8% from $1,446,240 for the year ended December 31, 2005 to $1,775,441 for the year ended December 31, 2006. The increase is a result of the acquisition of U.C. Laser, offset by a reduction in personnel due to corporate downsizing in 2005.

         General and administrative expenses for the year ended December 31, 2006 increased by $455,298 or 30.4% from $1,498,066 for the year ended December 31, 2005 to $195,334 for the year ended December 31, 2006. Depreciation and amortization expense increased by $381,233 or 37.6% from $1,013,117 to $1,394,350 for the year ended December 31, 2006. The increase is principally due to increased expenses as a result of the U.C. Laser acquisition.

         Impairment expense for the year ended December 31, 2006 was $7,348,333, which relates to the write off of the goodwill generated from the acquisition of U.C. Laser Ltd. These were no such write-downs in 2005.

         Interest expense for the year ended December 31, 2006 decreased by $592,072 or 59.9% from $988,704 for the year ended December 31, 2005 to $396,632 for the year ended December 31, 2006. The significant decrease is due to the conversion of over $12 million in debt to equity in December 2005.

         Other, net for the year ended December 31, 2006 increased by $469,808 or 924.8% from other expense of $50,803 for the year ended December 31, 2005 to other income of $419,005 for the year ended December 31, 2006. During the year ended December 31, 2005, we recognized other income of $302,571 related to the cancellation of certain licensee agreements. Five of our licensees and we mutually agreed to cancel the existing contracts. Under the terms of the agreements, the licensees were released from their obligation under the agreement and in return, the licensees took ownership of the laser equipment. We removed the laser equipment and deferred income from our books related to these five licensees and recognized a gain of $302,571. During the year ended December 31, 2006, the other income related to a forgiveness of payments due under a royalty agreement offset by $250,000 related to a settlement with a former licensee.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2006, we had a working capital deficit of $2,785,386 as compared to $1,165,314 at December 31, 2005. We had cash and cash equivalents of $113,877 at December 31, 2006 as compared to $59,844 at December 31, 2005. The increase in the working capital deficit is principally due to the acquisition of liabilities in the U.C. Laser transaction and the loss generated during the year ended December 31, 2006.

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

         During the year ended December 31, 2006, our financing activities provided cash of $2,285,459, while our operating and investing activities used cash of $2,204,745 and $26,681, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

OFF-BALANCE SHEET ARRANGEMENTS

         We do not have any off-balance sheet arrangements.

PLAN OF OPERATION

         We believe that we have positioned Crystalix to become the leader in the sub surface glass etching industry, with our proposed acquisition of U.C. Laser (DBA Crystal Impressions). Our management has developed a plan of operation for 2006. In our Las Vegas corporate headquarters, we have put into place officers and department heads bringing various areas of expertise to design and implement our plan of operation.

         Our sales push began in 2006 with the addition of a new VP of Sales and Marketing and a restructuring of the sales force structure. We are now utilizing a team of independent representatives in the Corporate Market across the U.S. to increase our coverage without increasing overhead. These representatives have been recruited based on abilities, client base and geographic location. The representatives are trained on our product, technology and philosophy of superior customer service and quality.

         Seaena again opened the 2007 New Year marketing event at the Promotional Product Industry Convention, where our goal to increase sales in the corporate and promotional lines seems to be succeeding based on the new orders and inquires we are receiving. The two-dimensional portrait line is growing rapidly, as we have added another major national chain and are in discussions with others. The demand for new products in the photo processing industry is stronger than we had originally anticipated and should prove to provide us with incredible growth opportunity. As of December 2006, we are producing our two-dimensional portrait products for a several different customers including national drug stores and portrait studios placing our Crystal portrait product in over 2,500 stores. There is considerable interest in the two-dimensional portrait product and demand from retailers and online photo distributors. The digital camera has changed the photo finishing market. Since fewer photos are being printed, but rather stored digitally or printed at home on personal computers, it is necessary for the photo finishers to offer ancillary products to make up for lost revenue. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. We believe our customized software platform allows companies to easily send the photo or image data via the Internet, thus providing photographers of any and all sizes the ability to offer our product with little or no additional overhead. All that is needed to put a sub surface image inside glass is an image from an original photo or a digital camera. The proprietary software then changes the image so that the lasers can engrave the replica image. Entering 2007, we are in negotiations with the largest photo product online distributors. This represents a growing percentage of photo developers and distributors of the ancillary products produced from photos. We have signed an agreement with one of these large distributors and expect to start receiving orders by the second quarter of this year with the online integration process currently in testing status. Our product will be available on a majority of the most popular photo processing online sites. We are also negotiating placing our product in the photo kiosks set up by the larger photo processors. We currently are in one of the larger kiosks representing over 250 locations.

         We have secured direct glass suppliers in China with more competitive pricing, which should help reduce glass and component costs. The acquired production facility in China through our U.C. Laser acquisition is now fully operational and servicing both Asia and Europe and we are establishing and building existing relationships with independent representatives for product distribution. Our General Manager of the Chinese operation gives us a permanent Chinese presence to assist in negotiating with current and potential vendors on an ongoing basis for raw materials, in production raw materials and machine components. Given this, with the addition new and faster machinery now available with improved technology and the experience of our laser operators, we expect to decrease not only our production and raw material over-head as a percentage of sales, but we also expect to increase our production efficiencies helping to achieve lower cost margins and increase our production capacity allowing for an increase and for larger quantity orders resulting in increased revenues. Negotiations are ongoing with major component and equipment suppliers for the new retail laser equipment with the advanced technologies used to produce laser equipment for the independent retailer market. We have just introduced a new machine with an easy to operate system and have received deposits on several retail laser machines from qualified operators and anticipate several of these machines being shipped during the second quarter of 2007. We are also in negotiations with other potential independent operators and receive inquires daily. Accordingly, our increases in product sales should meet or surpass projections. This projected increase in revenues, coupled with an anticipated increase in gross margins, should allow us to continue with plans of growth and profitability.

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


ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         Our executive officers, directors, and key employees are:

         NAME                    AGE     POSITION

         Kevin T. Ryan            56     Chief Executive Officer and Director

         Doug Lee                 42     President

         Patty Hill               48     Corporate Secretary, Vice President
                                         Finance and Administration, Interim
                                         Chief Financial Officer and Controller

         Robert McDermott         61     Director

         Zvi Dinstein             80     Director

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

PATTY HILL, CORPORATE SECRETARY, VICE PRESIDENT FINANCE AND ADMINISTRATION, INTERIM CHIEF FINANCIAL OFFICER AND CONTROLLER

         Ms. Hill has been the controller of Lazer-Tek since October 2002 and became our controller in December 2002. She became our corporate secretary and vice president finance and administration in July 2004. She has been serving as interim chief financial officer since January 2007. From November 2000 to April 2002, she was the controller for 1st National Processing, Inc., a credit card processing company in Las Vegas, Nevada, where she was responsible for development, implementation, and management of internal accounting for that company. Ms. Hill was the controller for Forefront, Inc., a multinational software corporation in Clearwater, Florida, from January 1997 to September 2000. From July 1994 to November 1996, she was the assistant business manager for Citicaster, Inc./WTSP-TV in St. Petersburg, Florida. From May 1986 to May 1994, she worked for companies in St. Paul, Minnesota, in management accounting. Ms. Hill received a bachelor of science degree as an accounting major from the University of Minnesota School of Management.

ROBERT MCDERMOTT, DIRECTOR

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

ZVI DINSTEIN, DIRECTOR

         Dr. Dinstein has been a director since March 2006 and has been a director of U.C. Laser Ltd. since its formation in 1999. Since 1985, Dr. Dinstein has been the chairman of the board of directors of the Belfer Center for Energy Research, which grants research funding and operates in cooperation with the Israeli Ministry of National Infrastructure and the Ministry of Environment. He is also the chairman of the board of directors of Dorot Properties and Holdings Ltd., Israel, and a director of various Israeli public companies on the Tel Aviv Stock Exchange, including Cable System Media Haifa - Hedera Ltd., Matav Investments Ltd. and F.I.B.I. Holding Company Ltd. Dr. Dinstein is also a member of the board of governors of the Tel Aviv University, the Weizman Institute of Science and The Hebrew University of Jerusalem. Formerly, he was a member of the Sixth and Seventh Knessets (Parliament) and also served as deputy Minister of Finance (1967 to 1969) and deputy Minister of Defence (1966 to 1967) of Israel. In 1977, he was appointed to be the Israeli Economic Minister in North America, accredited both to Washington and Ottawa.

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

         Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended December 31, 2006, there was compliance with all
Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

--------------------------------------------------------------------------------
REPORTING PERSON                DATE REPORT DUE            DATE REPORT FILED
--------------------------------------------------------------------------------
Marshall Butler                     04/04/06                    04/28/06
--------------------------------------------------------------------------------
Zvi Dinstein                        04/04/06                    04/28/06
--------------------------------------------------------------------------------
Patty Hill                          02/14/06                    02/22/06
--------------------------------------------------------------------------------
Doug Lee                            02/14/06                    02/22/06
--------------------------------------------------------------------------------
Robert McDermott                    02/14/06                    02/23/06
--------------------------------------------------------------------------------
Kevin Ryan                          02/14/06                    03/02/06
--------------------------------------------------------------------------------
Kevin Ryan                          12/15/06                    12/19/06
--------------------------------------------------------------------------------
John S. Woodward                    02/14/06                    02/21/06
--------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of our chief executive officers and our two most highly compensated executive officers who served as executive officers at the end of December 31, 2006 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             NON-
                                                                             NON-EQUITY   QUALIFIED
                                                                              INCENTIVE    DEFERRED      ALL
   NAME AND                                            STOCK       OPTION       PLAN     COMPENSATION   OTHER
   PRINCIPAL                                           AWARDS      AWARDS     COMPENSA-    EARNINGS   COMPENSA-
   POSITION           YEAR    SALARY ($)  BONUS ($)     ($)         ($)       TION ($)       ($)       TION ($)   TOTAL ($)
-----------------------------------------------------------------------------------------------------------------------------
Kevin T. Ryan,        2006       -0-        -0-         -0-         -0-         -0-          -0-         -0-         -0-
    CEO (1)<F1>       2005       -0-        -0-         -0-         -0-         -0-          -0-         -0-         -0-
-----------------------------------------------------------------------------------------------------------------------------
   Doug Lee,          2006     150,000      -0-         -0-         -0-         -0-          -0-         -0-       150,000
 President (2)<F2>    2005     150,000      -0-         -0-         -0-         -0-          -0-         -0-       150,000
-----------------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1>  Mr. Ryan has served as Chief Executive Officer since July 2004.
(2)<F2>  Mr. Lee has served as the President since January 2005.

         There were no stock options or stock awards granted in 2006 and no options or awards are outstanding at December 31, 2006. We do not have an employment agreement with Mr. Lee.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information, as of March 23, 2007, concerning shares of our common stock, the only class of our securities that are issued and outstanding, held by (1) each stockholder known by us to own beneficially more than five percent of the common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group:

--------------------------------------------------------------------------------------------------------------------
                                                             AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)<F1>                 BENEFICIAL OWNERSHIP                PERCENT OF CLASS (2)<F2>
--------------------------------------------------------------------------------------------------------------------
Kevin T. Ryan                                                   3,929,771 (3)<F3>                     49.0%
3950 E. Patrick Lane, Suite 101
Las Vegas, NV 89120
--------------------------------------------------------------------------------------------------------------------
Zvi Dinstein                                                    1,626,282 (4)<F4>                     16.9%
24 Heh Bylar Street
Kikar Homedina
Tel Aviv, Israel L3
--------------------------------------------------------------------------------------------------------------------
John S. Woodward                                                1,218,824 (5)<F5>                     15.2%
9087 Fawn Grove Drive
Las Vegas, NV 89147
--------------------------------------------------------------------------------------------------------------------
Michael D. William, Trustee                                       736,186 (6)<F6>                      9.2%
C/O 1645 Village Center Circle, Suite 170
Las Vegas, NV  89134
--------------------------------------------------------------------------------------------------------------------
Doug E. Lee                                                       437,142                              5.4%
--------------------------------------------------------------------------------------------------------------------
Patty Hill                                                         71,428                              0.9%
--------------------------------------------------------------------------------------------------------------------
Robert McDermott                                                   57,142                              0.7%
--------------------------------------------------------------------------------------------------------------------
Officers and directors as a group (5 persons)                   6,121,765                             63.4%
--------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such 8,023,708 shares of Common Stock outstanding as of March 23, 2007.

(2)<F2> If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from March 23, 2007, the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)<F3> Does not include the right to vote the 6,505,129 shares of common stock into which the 2,276,795 shares of Class B Preferred Stock issued to U.C. Laser Ltd. are convertible. Mr. Ryan holds the proxy to vote these shares until March 31, 2007.

(4)<F4> Represents the shares of common stock that may be obtained upon conversion of his proportionate interest in the Class B Preferred Stock held by U.C. Laser Ltd.

(5)<F5> Includes 1,200,000 shares held by Mr. Woodward as trustee of John S. Woodward Living Trust UAD 11-4-99.



(6)<F5> These shares of held of record by four different trusts of which Mr. Williams is the trustee or a co-trustee: Sally Wind 1 Trust (264,285 shares), Sally Wind 2 Trust (103,807 shares), Sally Wind 3 Trust (103,808 shares), and Sally Wind 4 Trust (264,286 shares).

         Kevin Ryan may be deemed to be the "parent" of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

EQUITY COMPENSATION PLANS

         As of December 31, 2006, our equity compensation plans were as follows:

-------------------------------------------------------------------------------------------------------------------
                                 NUMBER OF SECURITIES TO      WEIGHTED AVERAGE EXERCISE
                                 BE ISSUED UPON EXERCISE         PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                 OF OUTSTANDING OPTIONS,        OPTIONS, WARRANTS AND        REMAINING AVAILABLE FOR
      PLAN CATEGORY                WARRANTS AND RIGHTS                  RIGHTS                   FUTURE ISSUANCE
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  None                          N/A                         None
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not              None                          N/A                         None
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Total                                      None                                                      None
-------------------------------------------------------------------------------------------------------------------

CHANGES IN CONTROL

         As of March 31, 2006, we completed the Asset Purchase Agreement with U.C. Laser Ltd., entered into on December 29, 2005 but to be effective January 1, 2006, in which we agreed to purchase all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets acquired include U.C. Laser's subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser's worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd. There was no relationship, other than in respect of this transaction, between U.C. Laser and us or any of our affiliates.

         In consideration for the purchased assets, we assumed the liabilities arising from or related to the purchased assets in the approximate amount of $4,924,000, and issued 2,276,795 shares of Class B Preferred Stock of the registrant. These shares of Class B Preferred Stock collectively have voting rights equal to 45% of all voting rights of all of our capital stock outstanding immediately after the closing, determined on a fully diluted basis. Each share of Class B Preferred Stock is convertible into 2.857 shares of common stock so that collectively, the Class B Preferred Shares issued to U.C. Laser are convertible into 6,505,129 shares of our common stock, which, immediately after such conversion, represent 45% of all shares of our capital stock then outstanding on a fully diluted basis.

         We agreed that our board of directors, upon the completion of this transaction, would consist of five members, two of whom would be Marshall D. Butler and Zvi Dinstein. Mr. Butler resigned as a director effective December 13, 2006.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

RAINER EISSING

         As of October 5, 2005, we entered into a Transfer of Assets Agreement with Innovative Motions, which is a company owned by Rainer Eissing, who was an officer, director and principal shareholder of the company at the time. Under the terms of the agreement, we transferred our Berlin Division of Crystalix Imaging, Ltd., a subsidiary of the company, to Innovative Motions in consideration for shares of Mr. Eissing's common stock and preferred stock. Mr. Eissing owned beneficially 8,621,000 shares of common stock (22.9% of the outstanding common shares) and 962,100 shares of preferred stock (24.5% of the outstanding preferred shares). Innovative Motions, or a designee, retained 1,000,000 shares of common stock.

         Mr. Eissing resigned as an officer and director of the company. We had planned to curtail European operations, as such operations had not been profitable. Mr. Eissing expressed an interest in acquiring the Berlin Division, thereby resulting in the agreement.

MARC JANSSENS

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

JOHN S. WOODWARD

         On December 20, 2002, we borrowed $1,500,000 from John S. Woodward. At the time of the loan, Mr. Woodward was not an officer or director of our company. On November 29, 2005, we entered into a Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with John S. Woodward, in which Mr. Woodward agreed to forgive all accrued interest on his promissory note and to accept 34,000,000 shares of common stock as full and complete payment of the note described in the preceding paragraph. As of September 30, 2005, the outstanding principal balance of this note was $1,824,000 and accrued interest was $218,255. Mr. Woodward was a director of the company at the time of the November 2005 agreement.

KEVIN RYAN

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

         In addition to the two obligations described above, through December 31, 2003, Kevin Ryan had advanced a total of $823,675 to us under a revolving line of credit agreement dated December 1, 2003. Mr. Ryan became our president, chief executive officer, and a director in July 2004.

         On July 21, 2004, we issued a convertible promissory note to Mr. Ryan in the amount of $5,396,764, which represented (a) principal due on two previously issued notes payable in the amounts of $852,680 and $1,010,000, (b) principal due under a revolving credit agreement in the amount of $1,766,500,
(c) principal due under an additional note payable in the amount of $1,500,000 and (d) accrued interest on the above mention obligations in the amount of $267,584. Also on July 21, 2004, we issued a promissory note to Ryan Capital Management, Inc., a company controlled by Kevin Ryan, in the amount of $452,137, which represented principal due on a previously issued note payable in the amount of $400,000 plus accrued interest in the amount of $52,137. On August 1, 2004, we issued a promissory note to McCary & Rood, a company controlled by Kevin Ryan, in the amount of $280,000, which represented past due consulting fees under a consulting agreement dated May 28, 2003. Also on August 1, 2004, we issued a promissory note to McCary & Rood in the amount of $214,037, which represented past due reimbursable expenses under a consulting agreement dated May 28, 2003.

         As of December 9, 2005, we entered into a Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with Kevin T. Ryan, in which Mr. Ryan agreed to forgive all accrued interest on the promissory notes owed to him, Ryan Capital Management and McCary & Rood, and to accept 119,000,000 shares of common stock as full and complete payment of these notes.

         In connection with the purchase of the U.C. Laser assets, we issued 2,276,795 shares of Class B Preferred Stock, which collectively have voting rights equal to 45% of all voting rights of all of our capital stock outstanding immediately after the closing, determined on a fully diluted basis. Each shares of Class B Preferred Stock is convertible into 2.857 shares of common stock so that collectively, the Class B Preferred Shares issued to U.C. Laser are convertible into 6,505,129 shares of our common stock, which, immediately after such conversion, represent 45% of all shares of our capital stock then outstanding on a fully diluted basis. Pursuant to an irrevocable proxy with respect to the Class B Preferred Shares granted by U.C. Laser, Kevin Ryan has the right to vote the shares, as well as any shares of common stock into which the Preferred Shares are convertible, for a period of one year commencing March 31, 2006. Under the terms of a Stockholder Agreement, which is to be effective for one year commencing March 31, 2006, we granted each of Kevin Ryan and U.C. Laser the right of first refusal to purchase such portion of any new securities that we may issue from time to time as may be required to enable each of them to maintain their respective percentage equity interest in the company. In the event that Mr. Ryan or U.C. Laser proposes to transfer any part of their equity interest in us, we have the first option to purchase such interest. To the extent that we do not exercise this option, the other stockholder has the option to purchase such interest.

         On June 2, 2006, we entered into a Credit Agreement with North Fork Bank, Melville, New York. The Credit Agreement provided for a term loan in the principal amount of $3,000,000 and a line of credit in the amount of $1,000,000. These obligations were secured by all of our assets, patents and applications for patents of Lazer-Tek Designs (our wholly-owned subsidiary), and trademarks of Lazer-Tek Designs (the "Collateral"). Marshall Butler and Kevin Ryan guaranteed the repayment of the loans and pledged certain securities they own as additional collateral. In addition, Messrs. Butler and Ryan agreed to subordinate any claims or liens they might have against us or in the Collateral to the interest of the Bank. As of May 31, 2006, we executed unsecured demand promissory notes to Messrs. Butler and Ryan in the amounts of $910,000 and $882,500, respectively. The notes bore interest at 10% per annum. These notes evidenced advances that had been made by Messrs. Butler and Ryan to us for working capital.

         Effective December 12, 2006, Kevin Ryan advanced $1,096,443.13 to us to enable us to pay off our loan from North Fork Bank. As a result of this loan payoff, North Fork Bank released a security interest in the Collateral. In addition, the Bank released Marshall Butler and Kevin Ryan, from their personal guarantees for the repayment of the loan and pledges of certain securities they own as additional collateral. The loan from Kevin Ryan is in the form of an additional advance on a promissory note dated May 31, 2006 in the amount of $882,500 that bears interest at 10% per annum (the "Ryan Note"). The Ryan Note, including the original balance and the additional advance, is secured by a senior security interest in all of our assets.

DOUGLAS LEE

         Doug Lee became our president in January 2005. During the years ended December 31, 2006 and 2005, we purchased $21,478 and $1357, respectively, from the Springboard Agency, a web design and software support company in Dallas, Texas. Mr. Lee is a 50% owner and Chief Operations Officer of the Springboard Agency.

FUTURE TRANSACTIONS

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

CONFLICTS OF INTEREST

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

DIRECTOR INDEPENDENCE

         Our common stock trades in the OTC Bulletin Board. As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

         Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an "independent" director in accordance with the NASDAQ Global Market's requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

         We do not have any directors that may be considered an independent director under the above definition. We do not list that definition on our Internet website.

         We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.


ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
    2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
    2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
    2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
    2.4 Asset Purchase Agreement by and between U.C. Laser Ltd. and Crystalix Group International, Inc. dated as of December 29, 2005 (4)
--------------------------------------------------------------------------------
    2.5         Amendment to Asset Purchase Agreement dated February 1, 2006 (5)
--------------------------------------------------------------------------------
    2.6         Second Amendment to Asset Purchase Agreement dated March 9, 2006
                (5)
--------------------------------------------------------------------------------
    3.1         Articles of Incorporation of Crystalix Group International, Inc.
                (6)
--------------------------------------------------------------------------------
    3.2         Certificate of Amendment to Articles of Incorporation (5)
--------------------------------------------------------------------------------
    3.3         Bylaws of Americabilia.com, Inc. (7)
--------------------------------------------------------------------------------
    4.1         Certificate of Designation of Class B Preferred Stock (5)
--------------------------------------------------------------------------------
   10.1 Membership Interest Purchase Agreement dated as of April 8, 2005, between Crystalix Group International, Inc., Laser Design International, LLC, and members of Laser Design International, LLC (8)
--------------------------------------------------------------------------------
   10.2 Transfer of Assets Agreement Between Crystalix Group International and Innovative Motions (9)
--------------------------------------------------------------------------------
   10.3 Transfer of Assets Agreement Between Crystalix Group International and Marc Janssens (10)
--------------------------------------------------------------------------------
   10.4 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with CMKXTREME and UAJC 2005 Irrevocable Trust dated November 26, 2005 (11)
--------------------------------------------------------------------------------
   10.5 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with John S. Woodward dated November 29, 2005 (11)
--------------------------------------------------------------------------------
   10.6 Stock Exchange for Principle Debt and Forgiveness of Interest Agreement with Kevin T. Ryan dated December 9, 2005 (12)
--------------------------------------------------------------------------------
   10.7 Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006 (5)
--------------------------------------------------------------------------------
   10.8 Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006 (5)
--------------------------------------------------------------------------------
   10.9 Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006 (5)
--------------------------------------------------------------------------------
   10.10 Credit Agreement between Seaena, Inc. and North Fork Bank dated June 2, 2006 (13)
--------------------------------------------------------------------------------
   10.11        Line of Credit Note dated June 2, 2006 (13)
--------------------------------------------------------------------------------
   10.12        Term Loan Note dated June 2, 2006 (13)
--------------------------------------------------------------------------------
   10.13        Individual Guaranty of Marshall Butler dated June 2, 2006 (13)
--------------------------------------------------------------------------------
   10.14        Individual Guaranty of Kevin Ryan dated June 2, 2006 (13)
--------------------------------------------------------------------------------
   10.15 Unsecured Demand Promissory Note in favor of Kevin T. Ryan dated May 31, 2006 (13)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                            EXHIBIT
--------------------------------------------------------------------------------
   10.16 Unsecured Demand Promissory Note in favor of Marshall D. Butler dated May 31, 2006 (13)
--------------------------------------------------------------------------------
   10.17 Amended and Restated Promissory Note dated December 12, 2006 to Kevin T. Ryan (14)
--------------------------------------------------------------------------------
   10.18 Security Agreement for the benefit of Kevin T. Ryan dated December 12, 2006 (14)
--------------------------------------------------------------------------------
   16.1         Letter from De Joya & Company (15)
--------------------------------------------------------------------------------
   21.1         Subsidiaries of Crystalix Group International, Inc. (6)
--------------------------------------------------------------------------------
   31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------

----------------------

(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed January 5, 2006.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed April 5, 2006.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed June 22, 2006.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 11, 2005.
(10) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed November 17, 2005.
(11) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 1, 2005.
(12) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 14, 2005.
(13) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed July 13, 2006.
(14) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 27, 2006.
(15) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed March 10, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         Our auditors are expected to bill approximately $108,000 for the audit of our 2006 annual financial statements. For the fiscal year ended December 31, 2005, we were billed $105,000 for the audit of our annual financial statements and review of our Form 10-QSB filings.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2006 and 2005.

TAX FEES

         There were no fees billed for tax compliance, tax advice, and tax planning services for the fiscal years ended December 31, 2006 and 2005.

ALL OTHER FEES

         There were no fees billed for other services for the fiscal years ended December 31, 2006 and 2005.

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

                                      SEAENA, INC.



Date:   April 6, 2007                 By:    /s/ KEVIN T. RYAN
                                         ---------------------------------------
                                          Kevin T. Ryan, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                            DATE


                                         Chief Executive Officer and Director
/s/ KEVIN T. RYAN                        (Principal Executive Officer)                    April 6, 2007
------------------------------------
Kevin T. Ryan
                                         Corporate Secretary, Vice President Finance
                                         and Administration and Controller, Interim
                                         Chief Financial Officer (Principal Financial
/s/ PATTY HILL                           and Accounting Officer)                          April 6, 2007
-------------------------------------
Patty Hill



/s/ ROBERT MCDERMOTT                     Director                                         April 6, 2007
------------------------------------
Robert McDermott



                                         Director
------------------------------------
Zvi Dinstein

                          SEAENA, INC. AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005








                                    CONTENTS

                                                                           PAGE


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-1


CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheet as of December 31, 2006                       F-2

   Consolidated Statements of Operations and Other Comprehensive
     Loss for the years ended December 31, 2006 and 2005                    F-3

   Consolidated Statement of Stockholders' Equity for the
     years ended December 31, 2006 and 2005                                 F-4

   Consolidated Statements of Cash Flows for the years ended
     December 31, 2006 and 2005                                             F-5

   Notes to Consolidated Financial Statements                               F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To The Board of Directors and Stockholders of
Seaena, Inc.
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheet of Seaena, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of operations, comprehensive loss, stockholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Seaena, Inc. and Subsidiaries as of December 31, 2006, and the consolidated results of their operations and cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred a net loss of $9,875,464, used cash for operations of $2,204,745 for the year ended December 31, 2006, has an accumulated deficit of $31,612,052 as of December 31, 2006 and has a working capital deficit of $2,785,386 as of December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DeJoya Griffith & Company, LLC
CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Henderson, Nevada
April 4, 2007

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2006

                                                                                            DECEMBER 31,
                                                                                                2006
                                                                                         ------------------
                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                            $         113,877
    Accounts receivable, net of allowance of $166,450                                              577,720
    Inventory                                                                                      981,262
    Other current assets                                                                           142,643

                                                                                         ------------------
TOTAL CURRENT ASSETS                                                                             1,815,502

PROPERTY AND EQUIPMENT, net                                                                      1,124,538
INTANGIBLE ASSETS
    Licenses and related costs, net of accumulated amortization of $902,420                        987,481
    Customer lists and relationships, net of accumulated amortization of $490,000                1,622,500
    Patent, net of accumulated amortization of $273,123                                          1,125,838
    Artwork, net of accumulated amortization of $150,000                                           300,000
OTHER ASSETS                                                                                        16,843

                                                                                         ------------------
TOTAL ASSETS                                                                             $       6,992,702
                                                                                         ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                $         688,105
    Accrued expenses                                                                               461,783
    Accrued interest - related party                                                               177,680
    Customer deposits                                                                              217,248
    Notes payable - related party                                                                3,056,072
                                                                                         ------------------
TOTAL CURRENT LIABILITIES                                                                        4,600,888
                                                                                         ------------------

COMMITMENTS AND CONTINGENCIES                                                                          -

STOCKHOLDERS' EQUITY
    Preferred stock - Class A, $0.001 par value; 10,000,000 shares
       authorized; 0 Class A shares issued and outstanding - Preferred stock                           -
    Class B, $0.001 par value; 5,000,000 shares
       authorized; 2,276,795 Class B shares issued and outstanding                                   2,277
    Common stock; $0.001 par value; 50,000,000 shares
       authorized; 8,023,708 shares issued and outstanding                                           8,024
    Additional paid-in capital                                                                  33,993,565
    Accumulated deficit                                                                        (31,612,052)

                                                                                         ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                       2,391,814
                                                                                         ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $       6,992,702
                                                                                         ==================

        The accompanying notes are an integral part of these consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
       CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                         ----------------------------------
                                                                                              2006               2005
                                                                                         ---------------    ---------------
REVENUE                                                                                  $    4,272,495     $    3,619,493

COST OF REVENUE                                                                               1,698,844          1,609,464

                                                                                         ---------------    ---------------
GROSS PROFIT                                                                                  2,573,651          2,010,029
                                                                                         ---------------    ---------------
OPERATING EXPENSES
    Payroll and related benefits                                                              1,775,441          1,446,240
    General and administrative                                                                1,953,364          1,498,066
    Depreciation and amortization                                                             1,394,350          1,013,117
    Impairment on goodwill related to UC Laser Ltd.                                           7,348,333                -

                                                                                         ---------------    ---------------
TOTAL OPERATING EXPENSES                                                                     12,471,488          3,957,423
                                                                                         ---------------    ---------------

LOSS FROM OPERATIONS                                                                         (9,897,837)        (1,947,394)
                                                                                         ---------------    ---------------
OTHER INCOME (EXPENSES):
    Gain on cancelation of contracts with licensees                                                 -              302,571
    Settlement with licensee                                                                        -             (250,000)
    Amortization of debt discounts                                                                  -           (2,756,696)
    Interest expense and financing                                                             (396,632)          (988,704)
    Other                                                                                       419,005            (50,803)

                                                                                         ---------------    ---------------
TOTAL OTHER INCOME (EXPENSE)                                                                     22,373         (3,743,632)
                                                                                         ---------------    ---------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                                       (9,875,464)        (5,691,026)

PROVISION FOR INCOME TAXES                                                                          -                  -
                                                                                         ---------------    ---------------

NET LOSS                                                                                 $   (9,875,464)    $   (5,691,026)

OTHER COMPREHENSIVE INCOME
    Foreign Currency Translation Adjustment                                                         -              114,490
                                                                                         ---------------    ---------------

COMPREHENSIVE LOSS                                                                       $   (9,875,464)    $   (5,576,536)
                                                                                         ===============    ===============
NET LOSS PER SHARE - BASIC                                                               $        (1.23)    $        (3.66)
                                                                                         ===============    ===============
WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC                                                                8,023,932          1,553,325
                                                                                         ===============    ===============

        The accompanying notes are an integral part of these consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                     PREFERRED STOCK        PREFERRED STOCK                              ADDITIONAL
                                                         CLASS A                CLASS B            COMMON STOCK           PAID-IN
                                                    SHARES    AMOUNT       SHARES    AMOUNT      SHARES     AMOUNT        CAPITAL
                                                ------------------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2004                        3,920,000   $  3,920         -    $   -      1,060,686   $ 1,061     $ 10,741,484


Shares issued for conversion of debt
  and accrued interest                                                                         5,714,285     5,714       12,092,322
Shares issued to consultants for services                                                         51,429        52           44,948
Shares issued to employees for services                                                          604,285       604          422,396
Shares surrendered in exchange for Crystalix
  Europe subsidiary                                (962,100)      (962)                         (144,514)     (145)        (310,888)
Shares surrendered in exchange for equipment       (110,000)      (110)                          (79,886)      (80)             190
Conversion of Series A preferred stock to
  common stock                                   (2,847,900)    (2,848)                          813,686       814            2,034
Value of beneficial conversion feature in
  connection with convertible note payable                                                                                   30,000
Foreign currency translation adjustment
Net loss

                                                -----------------------  ------------------  ----------------------    -------------
BALANCE, DECEMBER 31, 2005                              -          -           -        -      8,019,971     8,020       23,022,486



Shares issued for services                                                                         3,737         4            4,573
Shares issued in connection with the acquisition
  of UC Laser Ltd.                                                       2,276,795    2,277                               7,966,506
Payments on certain liabilities from a
  shareholder accounted for as capital
  contribution                                                                                                            3,000,000
Net loss

                                                -----------------------  ------------------  ----------------------    -------------
BALANCE, DECEMBER 31, 2006                              -     $    -     2,276,795  $ 2,277    8,023,708     8,024     $ 33,993,565
                                                =======================  ==================  ======================    =============


                                                      OTHER
                                                   COMPREHENSIVE     ACCUMULATED
                                                       LOSS           DEFICIT           TOTAL
                                                --------------------------------------------------

BALANCE, DECEMBER 31, 2004                         $   (114,490)   $  (16,045,562)  $  (5,413,587)


Shares issued for conversion of debt
  and accrued interest                                                                 12,098,036
Shares issued to consultants for services                                                  45,000
Shares issued to employees for services                                                   423,000
Shares surrendered in exchange for Crystalix
  Europe subsidiary                                                                      (311,995)
Shares surrendered in exchange for equipment                                                  -
Conversion of Series A preferred stock to
  common stock                                                                                -
Value of beneficial conversion feature in
  connection with convertible note payable                                                 30,000
Foreign currency translation adjustment                 114,490                           114,490
Net loss                                                               (5,691,026)     (5,691,026)

                                                   -------------   -------------------------------
BALANCE, DECEMBER 31, 2005                                  -         (21,736,588)      1,293,918



Shares issued for services                                                                  4,577
Shares issued in connection with the acquisition                                              -
  of UC Laser Ltd.                                                                      7,968,783
Payments on certain liabilities from a
  shareholder accounted for as capital
  contribution                                                                         3,000,000
Net loss                                                              (9,875,464)     (9,875,464)

                                                   -------------   -------------------------------
BALANCE, DECEMBER 31, 2006                         $        -      $  (31,612,052)  $   2,391,814
                                                   =============   ===============================

       The accompanying notes are an integral part of these consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 (FORMERLY CRYSTALIX GROUP INTERNATIONAL, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                                         YEARS ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                         2006               2005
                                                                   -----------------  -----------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                         $     (9,875,464)  $     (5,691,026)
  Adjustment to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                                        1,394,350          1,013,117
     Provision for doubtful accounts                                            -             (308,000)
     Common stock issued for services                                         4,577            468,000
     Amortization of debt discounts                                             -            2,756,696
     Exchange gain                                                              -              114,490
     Gain on cancelation of contracts with licensees                            -             (302,571)
     Impairment on goodwill related to UC Laser Ltd.                      7,348,333                -
  Changes in operating assets and liabilities:
  (Increase) decrease in:
     Accounts receivable                                                    505,339            559,108
     Inventory                                                              246,443            (40,850)
     Other current assets                                                   117,033             40,345
     Deposits                                                                   -                2,523
  Increase (decrease) in:
     Accounts payable                                                       249,039           (297,743)
     Accrued expenses                                                    (2,456,929)           641,719
     Accrued interest                                                       169,297            983,516
     Customer deposits                                                       93,237             88,071
     Deferred revenue                                                           -             (703,685)
                                                                   -----------------  -----------------
Net cash used in operating activities                                    (2,204,745)          (676,290)
                                                                   -----------------  -----------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Cash acquired with UC Laser Ltd. acquisition                              118,790                -
  Payment for acquisition of subsidiary                                         -             (475,000)
  Cash paid with disposition of Crystalix Europe                                -              (19,887)
  Payments to acquire property and equipment                               (145,471)           (50,503)
                                                                   -----------------  -----------------
Net cash used in investing activities                                       (26,681)          (545,390)
                                                                   -----------------  -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable - related parties               2,378,843            471,500
  Proceeds from issuance of notes payable                                 3,047,616            540,000
  Payments on notes payable - related parties                              (200,000)               -
  Payments on notes payable                                              (2,941,000)               -
                                                                   -----------------  -----------------
Net cash provided by financing activities                                 2,285,459          1,011,500
                                                                   -----------------  -----------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                    -                  -
                                                                   -----------------  -----------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                           54,033           (210,180)

CASH AND CASH EQUIVALENTS, Beginning of year                                 59,844            270,024
                                                                   -----------------  -----------------

CASH AND CASH EQUIVALENTS, End of year                             $        113,877   $         59,844
                                                                   =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest Paid                                                    $            -     $            -
                                                                   =================  =================
  Income taxes paid                                                $            -     $            -
                                                                   =================  =================

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES
    Conversion of debt and accrued interest into common stock      $            -     $     12,098,036
                                                                   =================  =================
    Discounts on convertible notes payable                         $            -     $         30,000
                                                                   =================  =================
    Payments on certain liabilities from a shareholder
      accounted for as capital contribution                        $      3,000,000   $            -
                                                                   =================  =================

        The accompanying notes are an integral part of these consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION

         Seaena, Inc. (formerly Crystalix Group International, Inc. and Americabilia.com, Inc.) was incorporated under the laws of the State of Florida on August 22, 1989 as a C-Corporation. Pursuant to a Stock Purchase Agreement dated October 4, 2002 between Crystalix USA Group, Inc. ("CUSA") and Americabilia.com, Inc. ("ABIL"), and a Technology License Agreement between Crystalix USA Group, Inc. and Crystalix Technology, Inc. ("CTI"), also dated October 4, 2002, the former shareholders of CUSA and CTI acquired 665,714 newly issued shares of common stock of ABIL and 7,000,000 shares of ABIL's Class A preferred stock with 10 to 1 limited voting and conversion rights only. At the date of consummation of these transactions, these shareholders effectively controlled approximately 77.6% of the issued and outstanding common stock of ABIL and 93.7% of the voting control and ownership of ABIL assuming conversion of the Class A preferred shares. Since the shareholders of CUSA obtained control of ABIL, according to FASB Statement No. 141 - "BUSINESS COMBINATIONS," this acquisition has been treated as a recapitalization for accounting purposes, in a manner similar to reverse acquisition accounting except no goodwill is recorded. In accounting for this transaction:

            o CUSA is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values and the results of operations of CUSA have been presented for the comparative prior period. The statement of stockholder's deficit is that of CUSA with an increase in the number of shares outstanding of 190,548 that represents the shares retained by the ABIL stockholders;

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


         GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss of $9,875,464 with cash used in its operating activities of $2,204,745 for the year ended December 31, 2006, and had an accumulated deficit of $31,612,052 and a working capital deficit of $2,785,386 at December 31, 2006. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


         The Company plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence. On August 17, 2005, the Company purchased a 51% interest in LDI, which is the owner of a patent for sub surfacing laser decorative imaging, providing exclusive rights to the license for the color technology. In addition, on March 31, 2006, the Company consummated an Asset Purchase Agreement with U.C. Laser Ltd. of Israel (DBA Crystal Impressions). The Company purchased all of U.C. Laser's assets used in conjunction with the marketing, manufacturing, and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's worldwide exclusive license for its innovative sub surface laser color technology. Management believes that this recent acquisition will enable the Company to continue as a going concern. While incorporating the strengths and expertise of both Seaena and Crystal Impressions and newly created economies of scale, the Company believes that the management team will be able to achieve profitable operations, but there can be no assurance that it will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations. The Company is currently negotiating with the former shareholders of U.C. Laser to repurchase their shares and seeking to shutdown the unprofitable operations of U.C. Laser.

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Crystalix Group International, Inc. and its wholly owned legal subsidiaries, Crystalix USA Group, Inc., Crystalix Imaging Limited (d.b.a. Crystalix Europe - up to the date of disposition October 5, 2005), Lazer-Tek Designs, Inc., Lazer-Tek Designs Ltd., U.C. Laser Ltd. of Israel and its 51% owned subsidiary, Laser Design International, LLC (from the date of acquisition August 17, 2005) (collectively the "Company"). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

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

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


         LINES OF BUSINESS

         The Company assembles and sells laser equipment, together with its licensed laser inscription technology, to individuals and privately held businesses throughout the United States.

         Lazer-Tek designs, manufactures and sells laser inscribed gift crystals to privately held businesses and corporate customers throughout the United States.

         STOCK BASED COMPENSATION

         The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. ("SFAS") 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of December 31, 2006, the Company has no options outstanding nor were there any granted during the years ended December 31, 2006 and 2005.

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2006, the Company used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, and accrued expenses. Actual results could differ from these estimates.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         For certain of the Company's financial instruments, including cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses, customer deposits, and related party notes payable the carrying amounts approximate fair value due to their short maturities.

         CASH AND CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



         CONCENTRATION OF CREDIT RISK

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. The Company is currently in negotiations with existing distributors over disputes regarding amount owed to the Company for purchases of crystal blocks. Most of these amounts in dispute arose prior to the Company's new management team taking over the operations of the Company. Since most of these amounts are 1 to 2 years old, the Company has deemed them uncollectible and has established an allowance for uncollectible accounts. The Company regularly reviews its accounts receivable balances for collectibility and establishes an allowance for uncollectible accounts. During the years ended December 31, 2006 and 2005, the Company recognized $300,498 and $25,209 respectively, in bad debt expense.

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

                        DESCRIPTION                     USEFUL LIFE

                   Machinery and equipment               5-7 years
                   Vehicles                                5 years
                   Furniture and fixtures                  5 years
                   Computers and software                3-5 years

         IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company accounts for its impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


         GOODWILL AND INTANGIBLE ASSETS

         Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, patents, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek, as well as the acquisition of LDI. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company evaluates goodwill and other intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of goodwill and other intangible assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the assets (3-10 years) as follows:

                                                            USEFUL LIFE
               Licenses and related costs                     10 years
               Artwork library                                 3 years
               Customer lists and relationships                5 years
               Trade name and trademark                        5 years
               Patent                                        6-8 years

         For the year ended December 31, 2006, the Company recognized an impairment loss on goodwill of $7,348,333, which is included in impairment expense in the accompanying consolidated statement of operations. Impairment in 2006 resulted from the Company's evaluation of goodwill related to U.C. Laser Ltd. in which it was determined that such related goodwill no longer had future economic value, see Notes 2 and 12 for additional discussions. Amortization expense amounted to $957,143 and $602,953 for the years ended December 31, 2006 and 2005, respectively. Amortization expense for future years is as follows for the years ended December 31:

                      2007                          957,145
                      2008                          934,645
                      2009                          784,645
                      2010                          784,645
                      2011                          331,584
                      Thereafter                    243,155
                                               ------------

                                               $  4,035,819
                                               ============

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


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

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


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

         During the years ended December 31, 2006 and 2005, the Company purchased products from one vendor that represented approximately 38% and 42% of total cost of revenue.

         ADVERTISING AND MARKETING COSTS

         The Company expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2006 and 2005 amounted to $55,389 and $3,632, respectively.

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

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


         EARNINGS (LOSS) PER SHARE

         The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were no common equivalent shares outstanding at December 31, 2006, and 2005 except for 2,276,795 shares of Class B preferred stock that are convertible into 6,505,129 shares of the Company's common stock at December 31, 2006.

         SEGMENT INFORMATION

         The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. The Company identifies its operating segments based on how management internally evaluates separate financial information (if available), business activities and management responsibility. The management believes it operates in a single business segment. During the years ended December 31, 2006 and 2005, Crystalix Europe had net sales of $0 and $286,467, operating loss of $0 and $251,846 and net loss of $0 and $255,332, respectively. Crystalix Europe was disposed of on October 5, 2005.

         COMPREHENSIVE LOSS

         SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended  December  31, 2006 and 2005,  the foreign  currency  translation
         adjustment  has  been  included  in  the   consolidated   statement  of
         stockholders' equity (deficit) showing the change in comprehensive loss.

         RESEARCH AND DEVELOPMENT

         Research and development costs are expensed as incurred.

         RECLASSIFICATION

         Certain reclassifications have been made to the 2005 balances to conform to the 2006 presentation.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3". This statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our financial statements.

         In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements.

         In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140." The new standard requires recognition of servicing assets in connection with any obligation to service a financial asset arising from 1) a servicing contract entered into as part of a transfer of assets meeting the requirements for sale accounting, 2) the transfer of assets to a special purpose entity in a guaranteed mortgage securitization where the transferor retains a controlling interest in the securitized asset, or 3) an acquisition or assumption of obligations to service financial assets not related to the servicer or its consolidated affiliates. The servicing assets and liabilities must be measured at fair value initially, if practicable, and the assets or liabilities must either be amortized or recorded at fair value at each reporting date. The statement allows a one-time reclassification for entities with servicing rights and subsequently requires separate presentation of servicing assets and liabilities at fair value in the statement of financial position. This statement is effective for the first fiscal year beginning after September 15, 2006, with earlier adoption permitted. The Company does not expect this implementation to have a material effect on our consolidated financial statements.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



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

         In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

         FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 ("the FSP"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force
         (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


         reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on our consolidated financial statements.

         FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of the impact of adopting Interpretation 48 is not yet complete, it do not currently anticipate it will have a material impact on the Company's consolidated financial statements.

         In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"),which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company adopted SAB 108 in the fourth quarter of 2006 with no impact on its consolidated financial statements.

         In February of 2007 the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an amendment of FASB Statement No. 115." The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The company is analyzing the potential accounting treatment.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



NOTE 2 - ACQUISITIONS AND DISPOSITION

         ACQUISITIONS

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

         The fair value of the assets acquired and liabilities assumed is summarized as follows:

              Cash                                       $        118,790
              Accounts receivable                                 942,226
              Inventory                                           586,694
              Other current assets                                 75,276
              Property and equipment                              966,847
              Artwork                                             450,000
              Patent                                              550,000
              Customer list                                     2,000,000
              Goodwill                                          7,348,333
              Accounts payable and accrued expenses            (1,667,751)
              Customer deposits                                   (12,519)
              Notes payable                                    (2,789,113)
              Notes payable - related parties                    (600,000)
                                                         -----------------
              Purchase price                             $      7,968,783
                                                         =================

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



         The Company has included the operations of U.C. Laser from January 1, 2006. Artwork, patent and customer list are being amortized over 3, 8 and 5 years, respectively.

         The Company is currently negotiating with the former shareholders of U.C. Laser to repurchase their shares and to shutdown the unprofitable operations of U.C. Laser. As a result, the Company has determined that a portion of the goodwill generated as a result of this acquisition is not recoverable, therefore, the Company has taken a write down of goodwill in the amount of $7,348,333, see Note 12 for further discussion.

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

         The fair value of the assets acquired and liabilities assumed is summarized as follows:

              Current assets                   $     24,435
              Patent                                848,961
              Other assets                           16,843
              Current liabilities                   (32,239)
                                               -------------
              Purchase price                   $    858,000
                                               =============

         DISPOSITION

         On October 5, 2005, the Company entered into an agreement with a former officer and director of the Company whereby the Company agreed to exchange its Crystalix Europe subsidiary for the cancellation of 962,100 shares of Class A preferred stock and 144,514 shares of common stock that were owned by the former officer and director. There was no gain or loss recognized on this transaction since it was with a related party. The shares of canceled stock in this transaction were valued at the historical carrying cost of the Company's Crystalix Europe subsidiary.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 3 - INVENTORY

         Inventory at December 31, 2006, consist of the following:

              Glass blocks, pre-made images and related products   $    949,103
              Electronic parts and accessories                           32,159
                                                                   -------------
                                                                   $    981,262
                                                                   =============

NOTE 4 - PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2005, consist of the following:

              Computers and equipment (including laser equipment)  $  1,597,019
              Vehicles                                                    4,000
              Furniture and fixtures                                    335,161
              Leasehold improvements                                     41,406
                                                                   -------------
                                                                      1,977,586
               Less accumulated depreciation and amortization          (853,048)
                                                                   -------------
                                                                   $  1,124,538
                                                                   =============

         Depreciation expense for the years ended December 31, 2006 and 2005 was $437,207 and $410,164, respectively. During the year ended December 31, 2005, the Company canceled certain agreements with licensees that resulting in the Company transferring ownership of the equipment under leases to the licensee. The cost and accumulated depreciation of the equipment transferred was $1,732,630 and $775,613, respectively. The Company recognized a gain of the cancellation of these agreements of $302,571.

NOTE 5 - LINE OF CREDIT

         The Company obtained a $1,000,000 line of credit with North Fork Bank. The line of credit bears interest at prime plus 1%. This line of credit is guaranteed by two of the Company's stockholders and is collateralized by all the assets of the Company. As of December 31, 2006, there is an outstanding balance related to this line of credit.

NOTE 6 - NOTE PAYABLE

         The Company issued a note payable to North Fork Bank in the amount of $3,000,000. The note bears interest at prime rate plus 1% and may from time to time bear interest at the base LIBOR rate plus 3%. This note payable is guaranteed by two of the Company's stockholders and is collateralized by all the assets of the Company without any reciprocating consideration from the Company. During the three months ended December 31, 2006, the entire outstanding balance of $3,000,000 was re-paid by a stockholder of the Company without any reciprocating consideration from the Company. The repayment of this note by the stockholder is recorded as a capital contribution.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 7 - NOTES PAYABLE - RELATED PARTY

         The Company has three notes payable to one related party totaling $3,056,072. The notes accrue interest at 10% and are payable upon demand.

NOTE 8 - STOCKHOLDERS' DEFICIT

         COMMON STOCK

         2006

         During the year ended December 31, 2006, the Company issued 3,737 shares of common stock for services valued at $4,577.

         During the three months ended December 31, 2006, a stockholder of the Company re-paid a note payable to the bank in the amount of $3,000,000 without any reciprocating consideration from the Company. The repayment of this note by the stockholder is recorded as a capital contribution.

         2005

         On October 5, 2005, the Company entered into an agreement with a former officer and director of the Company whereby the Company agreed to exchange its Crystalix Europe subsidiary for the cancellation of 962,100 shares of Class A preferred stock and 144,514 share of common stock that were owned by the former officer and director. There was no gain or loss recognized on this transaction since it was with a related party. The shares of canceled stock in this transaction were valued at the historical carrying cost of the Company's Crystalix Europe subsidiary.

         On November 26, 2005, CMKXTREME.COM and UAJC 2005 Irrevocable Trust converted an aggregate amount of debt of $2,540,000 and accrued interest of $265,265 into 1,342,857 shares of the Company's common stock.

         On November 28, 2005, the Company issued 51,429 shares of common stock to two consultants for services rendered valued at $45,000. The value was determined by taking the number of shares issued times the market value of the Company's stock on the date of issuance.

         On November 28, 2005, the Company converted 2,847,900 shares of Class A preferred stock into 813,686 shares of common stock.

         On November 29, 2005, John Woodward converted debt of $1,824,000 and accrued interest of $247,864 into 971,428 shares of the Company's common stock.

         On December 8, 2005, the Company entered into an agreement with a former stockholder of the Company whereby the Company agreed to exchange certain equipment for the cancellation of 110,000 shares of Class A preferred stock and 79,886 shares of common stock that were owned by the stockholder. There was no gain or loss recognized on this transaction since it was with a related party. The shares of canceled stock in this transaction were valued at the historical carrying cost of the equipment.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005



         On December 9, 2005, Kevin Ryan converted an aggregate amount of debt of $6,342,938 and accrued interest of $877,969 into 3,400,000 shares of the Company's common stock.

         On December 9, 2005, the Company issued 604,285 shares of common stock to certain key employees for services rendered valued at $423,000. The value was determined by taking the number of shares issued times the market value of the Company's stock on the date of issuance.

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

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


         As of December 31, 2006, outstanding shares of Class B Preferred Stock totaled 2,276,795 as a result of such shares having been issued during 2006 as consideration for the acquisition of assets of U.C. Laser Ltd. as further discussed in Note 2.

NOTE 9 - INCOME TAXES

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 are as follows:

               Deferred tax assets:
                 Net operating loss                              $    6,032,000
                 Stock issued for services and financing costs        1,808,000
                 Allowance for doubtful accounts                         56,000
                                                                 ---------------
                                                                      7,896,000
               Deferred tax liabilities:
                 Step-up of basis of intangible assets                 (247,000)
                 Depreciation of property and equipment                (694,000)
                 Other basis differences for assets acquired           (251,000)
                                                                 ---------------
                                                                     (1,192,000)
                                                                 ---------------
                 Net deferred tax asset                               6,704,000
                 Less valuation allowance                            (6,704,000)
                                                                 ---------------

                                                                 $           --
                                                                 ===============

         At December 31, 2006, the Company had federal net operating loss ("NOL") carryforwards of approximately $17,700,000. Federal NOLs could, if unused, begin to expire in 2018.

         The valuation allowance increased by $685,000 and $1,368,000 during 2006 and 2005, respectively.

         The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2005 and 2004 is as follows:

                                                           2006          2005
                                                        ----------    ---------
              Federal income tax rate                     (34.0%)       (34.0%)
              State tax, net of federal benefit             --            --
              Loss for which no federal benefit was
                received                                   34.0%         34.0%
                                                        --------       -------
              Effective income tax rate                     0.0%          0.0%
                                                        ========       =======

         Utilization of the net operating loss and tax credit carryforwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 10 - RELATED PARTY TRANSACTIONS

         During the year ended December 31, 2006, the Company paid $21,478 for marketing materials from a company that our President has an ownership interest.

         During the year ended December 31, 2005, the Company paid $1,357 for marketing materials from a company that our President has an ownership interest.

         During the three months ended December 31, 2006, a stockholder of the Company re-paid a note payable to bank in the amount of $3,000,000 without any reciprocating consideration from the Company. The repayment of this note by the stockholder is recorded as a capital contribution.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

         LEASES

         The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2006:

              Year ending December 31,
                   2007                        $      124,548
                   2008                                63,138
                                               --------------

                                               $      187,686
                                               ==============

         Rent expense amounted to $228,299 and $155,398 for the years ended December 31, 2006 and 2005, respectively.

         LITIGATION

         The Company may be named as a defendant in legal actions arising from its normal operations, and from time-to-time is presented with claims for damages arising out of its actions. The management of the Company anticipates that any damages or expenses it may incur in connection with these actions, individually and collectively, will not have a material adverse effect on the Company. As of December 31, 2006, the Company was not a named party to any pending legal proceedings, other than routine litigation deemed incidental to our business.

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


NOTE 12 - IMPAIRMENT EXPENSE

         The Company purchased U. C. Laser Ltd. effective January 1, 2006. Based on the purchase allocation, the Company assigned $7,348,333 to goodwill. At the time, the Company believed that this amount was fully recoverable based on the due diligence performed before the acquisition and on the projections prepared by U.C. Laser Ltd's management. During the fourth quarter of 2006, the Company determined that U.C. Laser Ltd was not generating revenue and expanding into new markets as originally expected. The Company has been forced to close the unprofitable operations and is currently negotiating with the former shareholder for the repurchase of the Series B preferred shares issued in the acquisition for a fraction of the original value. Based on the analysis performed by the Company as of December 31, 2006, the goodwill recognized as a result of the acquisition of U.C. Laser Ltd is not recoverable and has been written off.

NOTE 13 - SUBSEQUENT EVENTS

         The Company is currently negotiating with the former U.C. Laser, Ltd. shareholders to repurchase the 2,276,795 Series B preferred shares issued to them as a result of the Company's acquisition of U.C. Laser Ltd. The preliminary terms call for the Company to issue a note payable in the amount of $400,000 and issue a total of 600,000 warrants with an exercise price of $0.575 in consideration for return of 2,276,795 Series B preferred shares.