Form 10QSB
period 2007-03-31
SEAENA INC.
filed 2007-05-11
CIK 1091356

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
           date: As of May 3, 2007 - 8,023,708 shares of common stock


    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  SEAENA, INC.
                                      INDEX

                                                                           PAGE
                                                                          NUMBER

PART I.   FINANCIAL INFORMATION                                                2

Item 1.   Financial Statements                                                 2

          Consolidated Balance Sheet as of March 31, 2007 (unaudited)          2

          Consolidated Statements of Operations for the
          three months ended March 31, 2007 and 2006 (unaudited)               3

          Consolidated Statement of Stockholders' Equity for the
          three months ended March 31, 2007 (unaudited)                        4

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 2007 and 2006 (unaudited)               5

          Notes to Consolidated Financial Statements (unaudited)               6

Item 2.   Management's Discussion and Analysis or Plan of Operations          13

Item 3.   Controls and Procedures                                             19

PART II.  OTHER INFORMATION                                                   19

Item 1.   Legal Proceedings                                                   19

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3.   Defaults Upon Senior Securities                                     19

Item 4.   Submission of Matters to a Vote of Security Holders                 19

Item 5.   Other Information                                                   20

Item 6.   Exhibits                                                            20

SIGNATURES                                                                    21

                          SEAENA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                          MARCH 31, 2007
                                                                                         ----------------
                                                                                            (unaudited)
                               ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                            $       206,339
    Accounts receivable, net of allowance of $136,900                                            415,072
    Inventory                                                                                    989,663
    Other current assets                                                                         138,104

                                                                                         ----------------
TOTAL CURRENT ASSETS                                                                           1,749,178

PROPERTY AND EQUIPMENT, net                                                                    1,034,972
INTANGIBLE ASSETS
    Licenses and related costs, net of accumulated amortization of $987,481                      946,336
    Customer lists and relationships, net of accumulated amortization of $594,255              1,518,245
    Patent, net of accumulated amortization of $327,870                                        1,071,091
    Artwork, net of accumulated amortization of $186,986                                         263,014
OTHER ASSETS                                                                                      16,843

                                                                                         ----------------
TOTAL ASSETS                                                                             $     6,599,679
                                                                                         ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                     $       678,798
    Accrued expenses                                                                             742,620
    Accrued interest - related party                                                             216,648
    Customer deposits                                                                            168,099
    Notes payables - related party                                                             3,266,072

                                                                                         ----------------
TOTAL CURRENT LIABILITIES                                                                      5,072,237
                                                                                         ----------------


COMMITMENTS AND CONTINGENCIES                                                                        -

STOCKHOLDERS' EQUITY
    Preferred stock - Class A, $0.001 par value; 10,000,000 shares
      authorized; 0 Class A shares issued and outstanding                                            -
    Preferred stock - Class B, $0.001 par value; 5,000,000 shares
      authorized; 2,276,795 Class B shares issued and outstanding                                  2,277
    Common stock; $0.001 par value; 50,000,000 shares
      authorized; 8,023,708 shares issued and outstanding                                          8,024
    Additional paid-in capital                                                                33,993,565
    Accumulated deficit                                                                      (32,476,424)

                                                                                         ----------------
TOTAL STOCKHOLDERS' EQUITY                                                                     1,527,442
                                                                                         ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $     6,599,679
                                                                                         ================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                            --------------------------------------
                                                                                   2007                 2006
                                                                            ------------------    ----------------
                                                                                (unaudited)          (unaudited)
REVENUE                                                                     $         795,689     $       967,088

COST OF REVENUE                                                                       305,915             377,266

                                                                            ------------------    ----------------
GROSS PROFIT                                                                          489,774             589,822
                                                                            ------------------    ----------------
OPERATING EXPENSES
    Payroll and related benefits                                                      536,767             348,042
    General and administrative                                                        432,584             451,797
    Depreciaton and amortization                                                      329,587             221,977

                                                                            ------------------    ----------------
TOTAL OPERATING EXPENSES                                                            1,298,938           1,021,816
                                                                            ------------------    ----------------

LOSS FROM OPERATIONS                                                                 (809,164)           (431,994)
                                                                            ------------------    ----------------
OTHER INCOME (EXPENSES):
    Interest expense and financing                                                    (39,863)            (59,878)
    Other                                                                             (15,345)           (109,265)

                                                                            ------------------    ----------------
TOTAL OTHER INCOME (EXPENSE)                                                          (55,208)           (169,143)
                                                                            ------------------    ----------------

LOSS BEFORE PROVISION FOR INCOME TAXES                                               (864,372)           (601,137)

PROVISION FOR INCOME TAXES                                                                -                   -
                                                                            ------------------    ----------------

NET LOSS                                                                    $        (864,372)    $      (601,137)
                                                                            ==================    ================

NET LOSS PER SHARE - BASIC                                                  $           (0.11)    $         (0.07)
                                                                            ==================    ================
WEIGHTED AVERAGE COMMON EQUIVALENT
    SHARES OUTSTANDING - BASIC                                                      8,023,708           8,023,901
                                                                            ==================    ================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2007
                                   (unaudited)

                                   PREFERRED STOCK                                ADDITIONAL
                                       CLASS B              COMMON STOCK           PAID-IN       ACCUMULATED
                                  SHARES     AMOUNT       SHARES     AMOUNT        CAPITAL         DEFICIT          TOTAL
                              ------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2006      2,276,795  $  2,277     8,023,708   $  8,024    $ 33,993,565   $  (31,612,052)   $  2,391,814

Net loss                                                                                             (864,372)       (864,372)

                              ----------------------  -----------------------  --------------  -------------------------------
BALANCE, MARCH 31, 2007         2,276,795  $  2,277     8,023,708   $  8,024    $ 33,993,565   $  (32,476,424)   $  1,527,442
                              ======================  =======================  ==============  ===============================

              The accompanying notes are an integral part of these
                        consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------------
                                                                                        2007                 2006
                                                                                 -------------------  ------------------
                                                                                     (unaudited)          (unaudited)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                                       $         (864,372)  $        (601,137)
  Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                         329,587             221,977
      Common stock issued for services                                                          -                 4,577
  Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                                     162,648             321,229
    Inventory                                                                                (8,401)            191,571
    Other current assets                                                                      4,539             (80,594)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                                   271,530            (942,456)
    Accrued interest                                                                         38,968                 -
    Customer deposits                                                                       (49,149)             86,307
                                                                                 -------------------  ------------------
Net cash provided by (used in) operating activities                                        (114,650)           (798,526)
                                                                                 -------------------  ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Cash acquired with UC Laser Ltd. acquisition                                                  -               118,790
  Payments to acquire property and equipment                                                 (2,888)            (77,045)
                                                                                 -------------------  ------------------
Net cash provided by (used in) investing activities                                          (2,888)             41,745
                                                                                 -------------------  ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable - related parties                                 210,000           1,081,500
  Payments on notes payable                                                                     -              (139,288)
                                                                                 -------------------  ------------------
Net cash provided by financing activities                                                   210,000             942,212
                                                                                 -------------------  ------------------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                           92,462             185,431

CASH AND CASH EQUIVALENTS, Beginning of period                                              113,877              59,844
                                                                                 -------------------  ------------------

CASH AND CASH EQUIVALENTS, End of period                                         $          206,339   $         245,275
                                                                                 ===================  ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Interest Paid                                                                  $              -     $             -
                                                                                 ===================  ==================
  Income taxes paid                                                              $              -     $             -
                                                                                 ===================  ==================

              The accompanying notes are an integral part of these
                       consolidated financial statements

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Seaena, Inc. (the "Company"), in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC"). Accordingly, these consolidated financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included on Form 10-KSB for the period ended December 31, 2006. In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2007 of $864,372 and at March 31, 2007 had an accumulated deficit of $32,476,424 and a working capital deficit of $3,323,059. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


CHANGE OF NAME AND CHANGE IN AUTHORIZED SHARES

On March 31, 2006, the Company amended its articles of incorporation to change the Company name from "Crystalix Group International, Inc." to "Seaena, Inc." The articles of incorporation were also amended to reduce the authorized shares of common stock from 300,000,000 to 50,000,000.

STOCK OPTIONS

The Company accounts for its stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123." The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of March 31, 2007, the Company has no options outstanding.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of March 31, 2007, the Company used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, accrued expenses and the value of equity transactions. Actual results could differ from these estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation with no impact on previously reported net loss.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, FASB issued SFAS 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

FASB Staff Position on FAS No. 115-1 and FAS No. 124-1 ("the FSP"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued in November 2005 and addresses the determination of when an investment is considered impaired, whether the impairment on an investment is other-than-temporary and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of other-than-temporary impairments on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance on Emerging Issues Task Force (EITF) Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations. Under the FSP, losses arising from impairment deemed to be other-than-temporary, must be recognized in earnings at an amount equal to the entire difference between the securities cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also required that an investor recognize other-than-temporary impairment losses when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The adoption of this statement will not have a material impact on the Company's consolidated financial statements.

FASB Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred. Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations. In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill. While the Company analysis of

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


the  impact  of  adopting  Interpretation  48 is not yet  complete,  it does not
currently   anticipate  it  will  have  a  material   impact  on  the  Company's
consolidated financial statements.

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


NOTE 2 - LOSS PER SHARE

The Company reports loss per share in accordance with SFAS No. 128, "Earnings per Share." Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. There were 0 common equivalent shares outstanding at March 31, 2007, except for 2,276,795 shares of Class B preferred stock that are convertible into 6,505,129 shares of the Company's common stock.


NOTE 3 - INVENTORY

Inventory at March 31, 2007, consists of the following:

      Glass blocks, pre-made images and related products    $       957,504
      Electronic parts and accessories                               32,159
                                                            ---------------
                                                            $       989,663
                                                            ===============

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007, consist of the following:

      Computers and equipment                               $     1,599,016
      Vehicles                                                        4,000
      Furniture and fixtures                                        336,052
      Leasehold improvements                                         41,406
                                                            ---------------
                                                                  1,980,474
      Less accumulated depreciation and amortization               (945,502)
                                                            ----------------
                                                            $     1,034,972
                                                            ================

NOTE 5 - NOTES PAYABLE - RELATED PARTIES

The Company had notes payable to two related parties totaling $3,266,072. The notes accrue interest at 10% and are payable upon demand.


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

The fair value of the assets acquired and liabilities assumed is summarized as follows:

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      Cash                                                  $      118,790
      Accounts receivable                                          942,226
      Inventory                                                    586,694
      Other current assets                                          75,276
      Property and equipment                                       966,847
      Artwork                                                      450,000
      Patent                                                       550,000
      Customer list                                              2,000,000
      Goodwill                                                   7,348,333
      Accounts payable and accrued expenses                     (1,667,751)
      Customer deposits                                            (12,519)
      Notes payable                                             (2,789,113)
      Notes payable - related parties                             (600,000)
                                                            ---------------
      Purchase price                                        $    7,968,783
                                                            ===============

The Company has included the operations of U.C. Laser from January 1, 2006. Artwork, patent and customer list are being amortized over 3, 8 and 5 years, respectively.

The Company is currently negotiating with the shareholders of U.C. Laser to repurchase their shares and to shutdown the unprofitable operations of U.C. Laser. As a result of the Company has determined that a portion of the goodwill generated as a result of this acquisition is not recoverable, therefore, the Company has taken a write down of goodwill in the amount of $7,348,333.


NOTE 7 - STOCKHOLDERS' EQUITY

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

                          SEAENA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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


NOTE 8 - CONTINGENCY

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following discussion and analysis should be read in conjunction with the our consolidated financial statements and related footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB. The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future.

OVERVIEW

Effective October 4, 2002, an arrangement was completed between the company, then known as Americabilia.com, Inc., and Crystalix USA Group, Inc., a Nevada corporation, whereby the shareholders of Crystalix USA exchanged all of their common shares for 665,714 shares of Americabilia common stock. At the same time, we issued 7,000,000 shares of Americabilia Class A preferred stock to acquire a technology license from Crystalix Technology, Inc.

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

On December 23, 2002, we acquired Lazer-Tek for 35,714 shares of our common stock valued at $1,125,000 and an acquisition consulting fee obligation of $400,000. This acquisition has been accounted for using the purchase method. The purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values as determined by management, upon reliance on an independent valuation report, on the date of acquisition, which approximated $3.2 million. The excess of fair value of the acquired net assets over the cost has been allocated as a pro rata reduction of all the acquired assets, excluding financial assets, assets to be disposed of by sale, deferred tax assets, pension or other post-retirement benefit plans, and any other current assets.

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

GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the three months ended March 31, 2007 of $864,372, and at March 31, 2007 had an accumulated deficit of $32,476,424 and a working capital deficit of $3,323,059. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

During the year ended December 31, 2006, we increased our revenue and increased our gross profit while holding most other costs flat while upgrading our equipment and completing the build up of the Shanghai facility. We have eliminated non-critical personnel and expenditures, reduced travel and renegotiated leases, debt and prices while building a strong team of qualified and dedicated personnel. We believe we can grow revenues during the next twelve months without a significant increase to overhead. We have partnered with a former competitor in the two-dimensional photo market, and have taken over his accounts and are now producing and billing for another large national chain. We signed an agreement in 2007 with one of the largest photo product consolidators of ancillary product holding contracts with all the major online photo product distributors. We are currently testing order processing integration software and should begin receiving orders from this agreement in the second quarter of 2007. The production plant in Shanghai, China, which we acquired with the asset acquisition of UC Laser, is now fully operational and will allow us to produce larger run orders, standard pieces, and jobs with adequate lead time for greatly reduced costs, as well as support Asia and Europe production orders timely. A customer service staff in China is also now able to assist the European sales efforts and inquiries, as well as order processing and servicing. With our Chinese facility general manager, we also now have a stronger price and product negotiating position with current and potential Chinese vendors.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO MARCH 31, 2006.

REVENUE. We generate product sales through the sale of laser machines, of engraved glass products to customers in our retail kiosks, to corporate customers, through portrait studios, and through the sale of glass blanks, display bases, and related products to our independent distributors. Our revenue for the three months ended March 31, 2007 decreased by $171,399 or 17.7% from $967,088 for the three months ended March 31, 2006 to $795,689 for the three months ended March 31, 2007. The decrease is primarily due to a large amount of unfilled orders acquired from Crystal Impressions in January 2006 that we produced and invoiced during the first quarter of 2006.

COST OF REVENUE. The cost of revenue consists of the cost of the laser machines, glass blanks, bases, and other items that we purchase from our suppliers. Our cost of revenue decreased by $71,351 or 18.9% from $377,266 for the three months ended March 31, 2006 to $305,915 for the three months ended March 31, 2007. Cost of sales as a percentage of sales decreased from 39.0% for the three months ended March 31, 2006 to 38.4% for the three months ended March 31, 2007. The decrease is as a percentage of revenue is not significant.

OPERATING EXPENSES. Payroll and related benefits for the three months ended March 31, 2007 increased by $188,725 or 54.2% from $348,042 for the three months ended March 31, 2006 to $536,767 for the three months ended March 31, 2007. The increase is a result of the building of staff in our China facility, including a general manager. In addition we hired a VP of sales and a VP of operations in Las Vegas.

General and administrative expenses for the three months ended March 31, 2007 decreased by $19,213 or 4.3% from $451,797 for the three months ended March 31, 2006 to $432,584 for the three months ended March 31, 2007. The decrease is principally due to the reduction and elimination of duplicate expenses during the transition period of the acquisition of Crystal Impressions during the first quarter of 2006.

Depreciation and amortization for the three months ended March 31, 2007 increased by $107,610 or 48.5% from $221,977 for the three months ended March 31, 2006 to $329,587 for the three months ended March 31, 2007. The increase is principally due to the amortization of the intangible assets purchased with the acquisition of U.C. Laser Ltd.

Interest expense for the three months ended March 31, 2007 decreased by $20,015 or 33.4% from $59,878 for the three months ended March 31, 2006 to $39,863 for the three months ended March 31, 2007. The decrease is due to fewer notes payable outstanding as a result of the pay-off of the $3 million note payable in December 2006 by a stockholder of the Company.

Other expense for the three months ended March 31, 2007 decreased by $93,920 or 86.0% from $109,265 for the three months ended March 31, 2006 to $15,345 for the three months ended March 31, 2007. During the three months ended March 31, 2006, the other expense of $109,265 principally relates to a settlement with a former licensee.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had a working capital deficit of $3,323,059 as compared to $2,785,386 at December 31, 2006. We had cash and cash equivalents of $206,339 at March 31, 2007 as compared to $113,877 at December 31, 2006. The increase in the working capital deficit is principally due to the net loss incurred during the three months ended March 31, 2007.

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

During the three months ended March 31, 2007, our operating and investing activities used cash of $114,650 and $2,888, respectively, while our financing activities provided cash of $210,000. The cash used by operating activities was principally a result of the net loss we incurred.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

PLAN OF OPERATION

We believe that we have positioned Seaena to become the leader in the sub surface glass etching industry, with our proposed acquisition of U.C. Laser (DBA Crystal Impressions). Our management has developed a plan of operation for 2007. In our Las Vegas corporate headquarters, we have put into place officers and department heads bringing various areas of expertise to design and implement our plan of operation.

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

Seaena again opened the 2007 New Year marketing event at the Promotional Product Industry Convention, where our goal to increase sales in the corporate and promotional lines seems to be succeeding based on the new orders and inquires we are receiving. The two-dimensional portrait line is growing rapidly, as we have added another major national chain and are in discussions with others. The demand for new products in the photo processing industry is stronger than we had originally anticipated and should prove to provide us with incredible growth opportunity. As of the first quarter of 2007, we are producing our two-dimensional portrait products for a several different customers including national drug stores and portrait studios placing our Crystal portrait product in over 2,500 stores. There is considerable interest in the two-dimensional portrait product and demand from retailers and online photo distributors. The digital camera has changed the photo finishing market. Since fewer photos are being printed, but rather stored digitally or printed at home on personal computers, it is necessary for the photo finishers to offer ancillary products to make up for lost revenue. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. We believe our customized software platform allows companies to easily send the photo or image data via the Internet, thus providing photographers of any and all sizes the ability to offer our product with little or no additional overhead. All that is needed to put a sub surface image inside glass is an image from an original photo or a digital camera. The proprietary software then changes the image so that the lasers can engrave the replica image. Entering 2007, we are in negotiations with the largest photo product online distributors. This represents a growing percentage of photo developers and distributors of the ancillary products produced from photos. We have signed an agreement with one of these large distributors and expect to start receiving orders by the second quarter of this year with the online integration process currently in testing status. Our product will be available on a majority of the most popular photo processing online sites. We are also negotiating placing our product in the photo kiosks set up by the larger photo processors. We currently are in one of the larger kiosks representing over 250 locations.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
    2.1 Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
--------------------------------------------------------------------------------
    2.2 Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
--------------------------------------------------------------------------------
    2.3 Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
--------------------------------------------------------------------------------
    2.4 Asset Purchase Agreement by and between U.C. Laser Ltd. and Crystalix Group International, Inc. dated as of December 29, 2005 (4)
--------------------------------------------------------------------------------
    2.5         Amendment to Asset Purchase Agreement dated February 1, 2006 (5)
--------------------------------------------------------------------------------
    2.6         Second Amendment to Asset Purchase Agreement dated March 9, 2006
                (5)
--------------------------------------------------------------------------------
    3.1         Articles of Incorporation of Crystalix Group International, Inc.
                (6)
--------------------------------------------------------------------------------
    3.2         Certificate of Amendment to Articles of Incorporation (5)
--------------------------------------------------------------------------------
    3.3         Bylaws of Americabilia.com, Inc. (7)
--------------------------------------------------------------------------------
    4.1         Certificate of Designation of Class B Preferred Stock (5)
--------------------------------------------------------------------------------
   10.1 Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006 (5)
--------------------------------------------------------------------------------
   10.2 Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006 (5)
--------------------------------------------------------------------------------
   10.3 Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006 (5)
--------------------------------------------------------------------------------
   10.4 Credit Agreement between Seaena, Inc. and North Fork Bank dated June 2, 2006 (8)
--------------------------------------------------------------------------------
   10.5         Line of Credit Note dated June 2, 2006 (8)
--------------------------------------------------------------------------------
   10.6         Term Loan Note dated June 2, 2006 (8)
--------------------------------------------------------------------------------
   10.7         Individual Guaranty of Marshall Butler dated June 2, 2006 (8)
--------------------------------------------------------------------------------
   10.8         Individual Guaranty of Kevin Ryan dated June 2, 2006 (8)
--------------------------------------------------------------------------------
   10.9 Unsecured Demand Promissory Note in favor of Kevin T. Ryan dated May 31, 2006 (8)
--------------------------------------------------------------------------------
   10.10 Unsecured Demand Promissory Note in favor of Marshall D. Butler dated May 31, 2006 (8)
--------------------------------------------------------------------------------
   10.11 Amended and Restated Promissory Note dated December 12, 2006 to Kevin T. Ryan (9)
--------------------------------------------------------------------------------
   10.12 Security Agreement for the benefit of Kevin T. Ryan dated December 12, 2006 (9)
--------------------------------------------------------------------------------
   31.1         Rule 13a-14(a) Certification of Chief Executive Officer
--------------------------------------------------------------------------------
   31.2         Rule 13a-14(a) Certification of Chief Financial Officer
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                              EXHIBIT
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer
--------------------------------------------------------------------------------
-----------------------
(1) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed October 9, 2002.
(2) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 4, 2002.
(3) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 30, 2002.
(4) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed January 5, 2006.
(5) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed April 5, 2006.
(6) Incorporated by reference to the exhibits to the registrant's annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7) Incorporated by reference to the exhibits to the registrant's registration statement on Form 10-SB, filed March 3, 2000.
(8) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed July 13, 2006.
(9) Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed December 27, 2006.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SEAENA, INC.



May 11, 2007                               By:   /s/ KEVIN T. RYAN
                                              ----------------------------------
                                                Kevin T. Ryan
                                                Chief Executive Officer



May 11, 2007                               By:  /s/ PATTY HILL
                                              ----------------------------------
                                                 Patty Hill
                                                 Interim Chief Financial Officer