Form 10QSB
period 2007-06-30
SEAENA INC.
filed 2007-08-14
CIK 1091356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

0-29781

(Commission file number)

SEAENA, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	80-0104557
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

1181 Grier Drive, Suite B, Las Vegas, Nevada 89119

(Address of principal executive offices)

(702) 740-4616

(Issuer’s telephone number)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 14, 2007 – 8,023,708 shares of common stock

Transitional Small Business Disclosure Format (check one): Yes [ ] No ☒

SEAENA, INC. AND SUBSIDIARIES

Seaena, Inc. and Subsidiaries

Condensed Consolidated Balance Sheet

(unaudited)

June 30, 2007

Assets

Current assets:
Cash	$53,609
Accounts receivable, net of allowance of $134,000	369,712
Inventory	834,211
Other current assets	142,833
Total current assets	1,400,365

Property, plant and equipment, net	872,529

Other assets:
Intangible assets
Licenses and related costs, net of accumulated amortization of $740,610	905,191
Customer lists and relationships, net of accumulated amortization of $299,606	1,412,894
Patent, net of accumulated amortization of $402,206	1,016,129
Artwork, net of accumulated amortization of $970,379	225,616
Other assets	16,843
Total other assets	3,576,673

Total assets	$5,849,567

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$732,831
Accrued expenses	233,846
Customer deposits	361,262
Accrued interest – related party	327,943
Notes payable – related party	3,266,072
Note payable	386,622
Total current liabilities	5,308,576

Stockholders' equity:
Preferred series “A” stock. $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-
Preferred series "B" stock, $0.001 par value, 5,000,000 shares
authorized, 2,276,795 shares issued and outstanding	2,277
Common stock, $0.001 par value, 50,000,000 shares authorized,
8,023,708 shares issued and outstanding	8,024
Treasury stock, at cost	(380,508)
Additional paid-in capital	34,223,364
Accumulated (deficit)	(33,312,166)
Total stockholders’ equity	540,991

Total liabilities and stockholders’ equity	$5,849,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaena, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$857,692	$1,184,935	$1,653,381	$2,152,023
Cost of revenue	443,153	484,032	749,008	861,298

Gross profit	414,539	700,903	904,373	1,290,725

Expenses:
General & administrative expenses	276,894	599,141	726,011	1,174,890
Payroll expense	448,075	492,723	984,837	840,765
Depreciation and amortization	341,393	306,603	654,511	404,628
Total expenses	1,066,362	1,398,467	2,365,359	2,420,283

Net operating (loss)	(651,823)	(697,564)	(1,460,986)	(1,129,558)

Other income (expense):
Interest expense, net	(9,751)	(5,861)	(10,590)	(21,718)
Interest expense, related party	(111,294)	(28,915)	(150,263)	(72,936)
Loss on sale of equipment	(51,984)	-	(51,984)	-
Other	(10,890)	6,811	(26,291)	(102,454)
Total other income (expense)	(183,919)	(27,965)	(239,128)	(197,108)

Net (loss)	$(835,742)	$(725,529)	$(1,700,114)	$(1,326,666)

Weighted average number of
common shares outstanding - basic and fully diluted	8,023,708	7,935,726	8,023,708	8,023,921

Net (loss) per share - basic and fully diluted	$(0.10)	$(0.09)	$(0.21)	$(0.17)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaena, Inc. and Subsidiaries

Condensed Consolidated Statement of Cash Flows

(unaudited)

	For the six months ended
	June 30,
	2007	2006
Cash flows from operating activities
Net (loss)	$(1,700,114)	$(1,326,666)
Adjustments to reconcile net (loss) to
net cash used in operating activities:
Depreciation and amortization	654,511	404,628
Bad debt expense	44,696	-
Loss on sale of equipment	51,984	-
Imputed interest	6,113	-
Common stock issued for services	-	4,577
Decrease (increase) in assets:
Accounts receivable	213,312	452,294
Inventory	147,051	238,931
Other current assets	(50,190)	10,087
Increase (decrease) in liabilities:
Accounts payable	44,726	(2,118,502)
Accrued expenses	1,863	1,032,473
Accrued interest, related party	150,263	(6,360)
Customer deposits	144,014	107,123
Net cash used in operating activities	(291,771)	(1,201,415)

Cash flows from investing activities
Cash acquired in acquisition	-	118,790
Proceeds from sale of equipment	30,000	-
Purchase of equipment	(8,497)	(61,190)
Net cash provided by investing activities	21,503	57,600

Cash flows from financing activities
Proceeds from line of credit	-	548,476
Proceeds from notes payable, related party	210,000	1,010,000
Payment on notes payable, related party	-	(200,000)
Proceeds from notes payable	-	3,047,616
Payments on notes payable	-	(2,941,000)
Net cash provided by financing activities	210,000	1,465,092

Net increase (decrease) in cash	(60,268)	321,277
Cash – beginning	113,877	59,844
Cash – ending	$53,609	$381,121

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEAENA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The statements should be read in conjunction with the financial statements and footnotes thereto included in our audit for the period ended December 31, 2006.

In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three and six months ended June 30, 2007 is not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. The Company’s ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. The Company intends to use borrowings and security sales to mitigate the affects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 3 – INVENTORY

Inventory at June 30, 2007, consists of the following:

Glass blocks, pre-made images and related products	$802,052
Electronic parts and accessories	32,159

$834,211

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007, consist of the following:

Computers and equipment	$1,408,003
Vehicles	4,000
Furniture and fixtures	337,227
Leasehold improvements	41,406
1,790,636
Less accumulated depreciation and amortization	(918,107)
$872,529

SEAENA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – NOTE PAYABLE

On May 3, 2007 the Company entered into an “Agreement and Mutual Release” with U.C. Laser LTD (“UC”). Pursuant to the agreement, the Company issued a non-interest bearing promissory note in the amount of $400,000 due in full on November 3, 2007 with a discounted value of $380,508 based on a discount rate of 10%. The Company granted a warrant to purchase up to 600,000 shares of the Company's common stock at an exercise price of $0.575 per share, expiring on December 31, 2010. Imputed interest has also been recorded at the Company's borrowing rate of 10% which resulted in a carrying value of $386,622 as of June 30, 2007. Interest expense of $6,113 was recorded during the six months ended June 30, 2007. Further, the Company agreed to repurchase and hold in treasury as collateral to the Promissory Note, 2,276,795 shares of its class B preferred stock that had previously been issued to “UC” pursuant to the 2006 acquisition agreement.

NOTE 6 – NOTES PAYABLE - RELATED PARTIES

The Company had notes payable with a Director, principal balances totaled $3,266,072. The notes accrue interest at a rate of 10% per annum and are payable upon demand. At June 30, 2007, the Company recorded interest expense to related parties in the amount of $111,294.

NOTE 7 – STOCKHOLDERS’ EQUITY

Class B Preferred Stock

On May 3, 2007 the Company entered into an agreement with U.C. Laser LTD. to repurchase 2,276,795 shares of the Company’s class B preferred stock that had been issued as part of the acquisition in 2006. The stock is now in treasury and has been pledged as collateral on a promissory note maturing on November 3, 2007. See Note 5.

Common Stock

There have been no issuances during the six months ended June 30, 2007.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

o	increased competitive pressures from existing competitors and new entrants;
o	increases in interest rates or our cost of borrowing or a default under any material debt agreements;
o	deterioration in general or regional economic conditions;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
o	loss of customers or sales weakness;
o	inability to achieve future sales levels or other operating results;
o	the unavailability of funds for capital expenditures and/or general working capital; and
o	operational inefficiencies in distribution or other systems.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Plan of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

OVERVIEW AND OUTLOOK

We are a manufacturer and distributor of sub surface laser etched glass. Due to our acquisitions and recent restructure, we believe that Seaena is positioned to become the industry leader and can maintain that position going forward. Our management team has focused on reducing general and administrative expenses in part by increasing operational efficiencies and replacing staff with more qualified individuals. With the acquisition of the China facility, we feel we will be able to continue to improve our efficiencies by utilizing the staff there which eliminates the need for expanding our production staff here in the US. Furthermore, this allows us to focus more on expanding our sales and marketing efforts here in the US which should greatly impact our revenues going forward.

The management’s vision is to continue to focus on growing the sales staff while also introducing new products and or technologies into our existing distribution channels. This will allow Seaena to diversify its product offering and provide additional revenue channels. We are further utilizing independent representatives across the globe to increase our coverage without significantly increasing overhead. These representatives have been recruited based on abilities, client base, and geographic location and are trained on our product, technology, and core philosophy of superior customer service and quality.

Seaena’s goal to aggressively increase our client base has been a success based on new orders and inquires. Our two-dimensional portrait line is growing rapidly and should be a major revenue channel by the end of the 2007. We are currently in discussions to further enhance our distribution through other national supply chains. We have experienced an increase in demand for new products in the photo processing industry providing us with an incredible growth opportunity. As of the second quarter of 2007, we have more than tripled our exposure to retail outlets in this product category.

The digital camera has changed the photo finishing market; fewer photos are being printed, but rather stored digitally or printed at home on personal computers. This has created a necessity for the photo finishers to offer ancillary products as a way to alleviate for lost revenue in finishing. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. Our customized software platform allows companies to easily send the photo or image data via the Internet, thus providing photographers of any and all sizes the ability to offer our product with little or no additional overhead. The proprietary software manipulates the image whereby the lasers can engrave the replica image. Beginning in 2007, we have implemented an internet based order processing system with a significant online photo product distributor. Our distribute or represents a growing percentage of photo developers and distributors of the ancillary products produced from photos. As a result, our product is now available on a majority of the most popular online photo processing sites. We are also continuously negotiating the placement of our product in photo kiosks set up by the larger photo processors in brick and mortar retail locations.

On August 17, 2005, we purchased a 51% interest in LDI, which is the owner of a patent for sub surfacing laser decorative imaging, providing us the ability to control the Patent rights to this technology. In addition, on March 31, 2006, we completed an Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions) effective January 1, 2006. We purchased all of U.C. Laser's assets used in conjunction with the marketing, manufacturing, and distribution of its decorative sub surface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's exclusive license for its innovative sub surface laser color technology. While incorporating the strengths and expertise of both Seaena and Crystal Impressions and newly created economies of scale, we believe that the management team will be able to achieve profitable operations

Additionally, we have secured direct glass suppliers in China with more competitive pricing, which should help reduce glass and component costs significantly in the future and allow Seaena to be very aggressive with pricing while maintaining profit margins. The facility in China has been totally restructured following the U.C. Laser acquisition and is now fully operational and servicing both Asia and Europe. Wee are establishing and re-building existing relationships with independent representatives for product distribution. This facility gives us a permanent China presence to assist in negotiating with current and potential vendors on an ongoing basis for raw materials as well as direct access to new product development. We expect to decrease not only our production and raw material over-head as a percentage of sales, but we also expect to increase our production efficiencies helping to achieve lower cost margins. We are also in negotiations with other potential independent operators who wish to purchase our retail laser machines. Accordingly, we expect increases in product sales to meet or surpass projections. This projected increase in revenues, coupled with an anticipated increase in gross margins, should allow us to continue with plans of growth and profitability.

Results of Operations for the Three Months Ended June 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2007 compared to June 30, 2006.

INCOME:

	Three Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Revenue	$857,692	$1,184,935	$(327,243)	(28%)

Cost of Revenue	443,153	484,032	(40,879)	(8%)

Gross Profit	$414,539	$ 700,903	$(286,364)	(41%)

Gross Profit Percentage of Sales	48%	59%	--	(11%)

Revenue

Our revenue for the three months ended June 30, 2007 decreased by $327,243 or 28% from $1,184,935 for the three months ended June 30, 2006 compared to $857,692 for the three months ended June 30, 2007. The decrease is primarily due to our acquisition of a back log of unfilled orders from Crystal Impressions during the three months ended June 30, 2006.

Cost of revenue/ Gross profit percentage of sales

Our cost of revenue decreased by $40,879 or 8% from $484,032 for the three months ended June 30, 2006 to $443,153 for the three months ended June 30, 2007. Cost of revenue as a percentage of sales increased from 41% for the three months ended June 30, 2006 to 52% for the three months ended June 30, 2007. The increase is due to the increased sale of products with lower gross margins.

Gross profit as a percentage of sales decreased from 59% for the three months ended June 30, 2006 to 48% for the three months ended June 30, 2007. The decrease in gross profit margin was a result of increased pricing in shipping and tariff costs whereby limiting the ability to achieve an increased spread in our retail pricing.

EXPENSES:

	Three Months Ended June 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$ 276,894	$ 599,141	$(322,247)	(54%)
Payroll expense	448,075	492,723	(44,648)	(9%)
Depreciation and amortization	341,393	306,603	34,790	11%
Total operating expenses	1,066,362	1,398,467	(332,105)	(24%)

Loss from operations	(651,823)	(697,564)	(45,741)	(7%)

Other income (expense):
Interest expense, net	(9,751)	(5,861)	3,890	66%
Interest expense, related party	(111,294)	(28,915)	82,379	285%
Loss on sale of equipment	(51,984)	-	51,984	--
Other	(10,890)	6,811	(17,701)	(260%)

Net loss	$ (835,742)	$(725,529)	$110,213	15%

General and Administrative

General and administrative expenses for the three months ended June 30, 2007 decreased by $322,247 or 54% from $599,141 for the three months ended June 30, 2006 to $276,894 for the three months ended June 30, 2007. The decrease is principally due to operational efficiencies gained from acquisitions, and personnel improvements that have utilized better management techniques, such as focusing on budgeting and bulk purchasing methods of reducing costs.

Payroll Expenses

Payroll and related benefits for the three months ended June 30, 2007 decreased by $44,648 or 9% from $492,723 for the three months ended June 30, 2006 to $448,075 for the three months ended June 30, 2007. The decrease is a result of improvements in our budgeting and production process.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2007 increased by $34,790 or 11.3% from $306,603 for the three months ended June 30, 2006 to $341,393 for the three months ended June 30, 2007. The increase is principally due to the amortization of the intangible assets purchased with the acquisition of U.C. Laser Ltd.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2007 were $1,066,362 compared to $1,398,467 for the three months ended June 30, 2006. The decrease in total operating expenses was mainly a result of management’s efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support the commencement of significant operations.

Net Operating (Loss)

Our net operating loss for the three months ended June 30, 2007 was $651,823 compared to a net operating loss of $697,564 for the three months ended June 30, 2006. Net operating income (loss) is the result of revenue minus total expenses. Our net loss is directly attributable to our decreased sales revenue during the period ended June 30, 2007.

Other Income (Expenses)

Interest expense for the three months ended June 30, 2007 increased by $3,890 or 66% from $5,861 for the three months ended June 30, 2006 compared to $9,751 for the three months ended June 30, 2007. The increase is due to additional debt incurred as a result of the Mutual Release Agreement entered into on May 3, 2007.

Interest expense, related party for the three months ended June 30, 2007 increased by $82,379 or 285% from $28,915 for the three months ended June 30, 2006 compared to $111,294 for the three months ended June 30, 2007. The significant increase is due to additional debt financing obtained from a related party.

Other income (expense) for the three months ended June 30, 2007 decreased by $17,701 or 260% from $6,811 of other income for the three months ended June 30, 2006 to $(10,890) of other expense for the three months ended June 30, 2007.

During the three months ended June 30, 2007 we recognized a loss on the sale of equipment in the amount of $51,984.

Net (loss)

                Our net loss was $835,742 for the three months ended June 30, 2007 compared to a net loss of $725,529 for the three months ended June 30, 2006, an additional net loss of $110,213 or 15. We expect improvement of operational efficiencies while focusing on increasing sales and expanding our distribution base.

Results of Operations for the Six Months Ended June 30, 2007 and 2006.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2007 compared to June 30, 2006.

INCOME:

	Six Months Ended June 30,		Increase (Decrease)
	2007	2006	$	%

Revenue	$1,653,381	$2,152,023	$(498,642)	(23%)

Cost of revenue	749,008	861,298	(112,290)	(13%)

Gross Profit	$ 904,373	$1,290,725	$(386,352)	(30%)

Gross Profit Percentage of Sales	55%	60%	--	(5%)

Revenue

Our revenue for the six months ended June 30, 2007 decreased by $498,642 or 23% from $2,152,023 for the six months ended June 30, 2006 to $1,653,381 for the six months ended June 30, 2007. The decrease is primarily due to our acquisition of a back log of unfilled orders from Crystal Impressions during the six months ended June 30, 2006.

Cost of revenue / Gross profit percentage of sales

Our cost of revenue decreased by $112,290 or 13% from $861,298 for the three months ended June 30, 2006 to $749,008 for the six months ended June 30, 2007. Cost of sales as a percentage of sales increased from 40% for the six months ended June 30, 2006 to 45% for the six months ended June 30, 2007. The decrease is due to better inventory controls and purchasing improvements, such as purchasing raw materials directly from the Chinese supplier, rather than an independent distributor.

Gross profit as a percentage of sales decreased from 60% for the six months ended June 30, 2006 to 55% for the six months ended June 30, 2007. The decrease in gross profit margin was a result of increased pricing in shipping and tariff costs whereby limiting the ability to achieve an increased spread in our retail pricing.

EXPENSES:

	Six Months Ended June 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$ 726,011	$ 1,174,890	$(448,879)	(38%)
Payroll expense	984,837	840,765	144,072	17%
Depreciation and amortization	654,511	404,628	249,883	62%
Total expenses	2,365,359	2,420,283	(54,924)	(2%)

Net operating loss	(1,460,986)	(1,129,558)	331,428	29%

Other income (expense):
Interest expense, net	(10,590)	(21,718)	(11,128)	(51%)
Interest expense, related party	(150,263)	(72,936)	77,327	106%
Loss on sale of equipment	(51,984)	-	51,984	--
Other	(26,291)	(102,454)	(76,163)	(74%)

Net loss	$ (1,700,114)	$(1,326,666)	$373,448	28%

General and Administrative

General and administrative expenses for the six months ended June 30, 2007 decreased by $448,879 or 38% from $1,174,890 for the six months ended June 30, 2006 to $726,011 for the six months ended June 30, 2007. The decrease is principally due to operational efficiencies gained from acquisitions, and personnel improvements that have utilized better management techniques, such as focusing on budgeting and bulk purchasing methods of reducing costs.

Payroll Expenses

Payroll and related benefits for the six months ended June 30, 2007 increased by $144,072 or 17% from $840,765 for the six months ended June 30, 2006 to $984,837 for the six months ended June 30, 2007. The increase is a result of the build up of staff in our China facility, including a general manager. In addition we hired a VP of sales and a VP of operations in Las Vegas.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2007 increased by $249,883 or 62% from $404,628 for the six months ended June 30, 2006 to $654,511 for the six months ended June 30, 2007. The increase is principally due to the amortization of the intangible assets purchased with the acquisition of U.C. Laser Ltd.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2007 were $2,365,359 compared to $2,420,283 for the six months ended June 30, 2006. The decrease of $54,924 in total operating expenses was mainly a result of management’s efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support the significant operations.

Net Operating (Loss)

Our net operating loss for the six months ended June 30, 2007 was $1,460,986 compared to a net operating loss of $1,129,558 for the six months ended June 30, 2007. Net operating loss is the result of revenue minus total expenses. Our net loss is directly attributable to our decreased sales revenue during the period ended June 30, 2007.

Other Income (Expense)

Interest expense for the six months ended June 30, 2007 decreased by $11,128 or 51% from $10,590 for the six months ended June 30, 2007 compared to $21,718 for the six months ended June 30, 2006. The decrease is due primarily to interest charges on bank notes that were paid in full in 2006.

Interest expense, related party for the six months ended June 30, 2007 increased by $77,327 or 106% from $72,936 for the six months ended June 30, 2006 compared to $150,263 for the six months ended June 30, 2007. The significant increase is due to additional debt financing obtained from a related party.

Other expenses for the six months ended June 30, 2007 were $26,291 compared to $102,454 for the six months ended June 30, 2006, for a decrease of $76,163 or 74%. During the six months ended June 30, 2006, the other expense of $102,454 principally relates to a settlement with a former licensee.

Net (Loss)

Our net operating loss for the six months ended June 30, 2007 was $1,700,114 compared to a net operating loss of $1,326,666 for the six months ended June 30, 2006, an increase of $373,448 or 28%. Net operating loss is the result of revenue minus total expenses. Our net loss is directly attributable to our decreased revenues during the period ended June 30, 2007.

Operation Plan

During the next twelve months management plans to continue its focus on increasing efficiencies in all areas and improving processes to better serve our customers. We have implemented new quality control measures resulting in decreased error rates. We are also improving our software platform for tracking orders and processes internally which should greatly reduce human interaction resulting in reduced labor costs and improved order tracking for our customers. We are implementing a new CRM program, by the end of 2007 which will help our sales staff track customers and orders more effectively allowing each representative the ability to reach more customers. In addition management has hired managers with extensive experience in process management and control.

We are focused on increasing our revenue and gross profit while holding most other costs flat. We have eliminated non-critical personnel and expenditures, renegotiated leases, debt and prices while building a strong team of qualified and dedicated personnel. Like many companies that pioneer an industry, we are focusing efforts on better ways to bring the products to market. Seaena is building a “team” environment within its sales staff which rewards performance in many creative ways. Again, we believe we can grow revenues during the next twelve months without a significant increase to overhead. With the exception of minimal key hires, we feel that providing better training for our staff will help us to reach customers and markets more effectively and efficiently. We signed an agreement with one of the largest photo product consolidators of ancillary product holding contracts with several, major online photo product distributors. We have recently implemented an order processing integration system with an internet based distributor which we anticipate will increase our web based revenues significantly. The production plant in Shanghai, China, which we acquired is now fully operational and will allow us to produce larger run orders, standard pieces, and jobs with adequate lead time for greatly reduced costs, as well as support Asia and Europe production orders in a timely manner. A customer service staff in China is also now able to assist the European sales efforts and inquiries, as well as order processing.

We have been in negotiations with several parties interested in the purchase of multiple machines and will continue to pursue machine sales in this manner, looking for strong retail partners who can successfully operate in the retail marketplace. In the first quarter of 2007, we received a substantial deposit on a multiple machine purchase order. We are also in negotiations with a major etching machine manufacturer and distributor looking to expand their product line and technology.

Seaena is aggressively pursuing new products to introduce to the marketplace as well as executing key agreements to secure customer contracts. We are very focused on driving sales in ALL product categories to help increase revenues.

We are continuing to build a positive environment in which people can thrive and reach the goals set out by management.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities, and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 1,400,365	$ 1,815,502	$ (415,137)	(23%)

Current Liabilities	$ 5,308,576	$ 4,600,888	$ 707,688	15%

Working Capital (deficit)	$ (3,908,211)	$ (2,785,386)	$ 1,122,825	40%

Internal and External Sources of Liquidity

During the six months ended June 30, 2007, our investing and financing activities provided cash of $21,503 and $210,000, respectively, while our operating activities used cash of $291,771. The cash used in operating activities was principally a result of the net loss we incurred.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock, the issuance of notes, and sales generated income. With the growth of our current business we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue while we grow our business. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next twelve months.

As of June 30, 2007, our cash balance was $53,609. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate sales-generated income during that same period of time, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity, or debt financing or credit facilities.

As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

We anticipate incurring operating losses until we build our capital base. Our recent operating history makes predictions of future operating results difficult to ascertain. In addition, since our cash position has fallen we are finding it increasingly difficult to transact commerce in the very cash intensive retail sales industry. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in new and rapidly evolving technology markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company's cash position is currently inadequate to pay all of the costs associated with testing, production and marketing of products. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of financial condition and results of operations is based upon information reported in our financial statements. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of our financial statements. We base our assumptions and estimates on historical experience and other sources that we believe to be reasonable at the time. Actual results may vary from our estimates due to changes in circumstances, politics, global economics, mechanical problems, general business conditions and other factors. Our significant accounting policies are detailed in Note 1 to our financial statements included in our Form 10-KSB for the fiscal year ended December 31, 2006. We have outlined below certain of these policies as being of particular importance to the portrayal of our financial position and results of operations, which require the application of significant judgment by our management.

Revenue Recognition

Revenue from the sale of sub surface laser products (glass or equipment) is recognized when title to the products is transferred to the customer (upon shipment), and only when no further contingencies or material performance obligations are warranted.

We recognize royalty revenue from licensing our technology only when earned and no further contingences or material performance obligations are warranted.

Deposits received from potential customers, who have not yet received the laser system units, are accounted as refundable customer deposits on the balance sheet.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Intangible Assets

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

The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required. Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a minimum recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition for tax related positions.  FIN 48 becomes effective for the Company on January 1, 2007.  The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on the consolidated financial statements.

Off-Balance Sheet Arrangements.

As of June 30, 2007, we did not have any off-balance sheet arrangements that had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We have historically lost money and losses are expected to continue in the near future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money. We had an accumulated deficit as of June 30, 2007, of $33,312,166. In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

We may not be able to retain our key personnel or attract additional personnel, which could affect our ability to generate revenue sufficient to continue as a going concern diminishing your return on investment.

Our performance is substantially dependent on the services and on the performance of our Management. Seaena is, and will be, heavily dependent on the skill, acumen and services of our CEO, Kevin Ryan and our President, Doug Lee. Our performance also depends on our ability to attract, hire, retain and motivate our officers and key employees. The loss of the services of our executives could result in lost revenue depending on the length of time and effort required to find a qualified replacement. We have not entered into long-term employment agreements with our key personnel and currently have no "Key Employee" life insurance policies.

Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. If we are unable to attract, retain, and train the necessary technical, managerial, marketing and customer service personnel, our expectations of increasing our clientele could be hindered, and the profitability of Seaena reduced.

Recent and possible future issuances of common stock will have a dilutive affect on existing shareholders.

Seaena is authorized to issue up to 50,000,000 Shares of common stock. As of August 8, 2007, there were 8,023,708 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is subject to the existing rules on penny stocks and thinly traded, a large sale of stock, such as the shares we seek to have registered via this registration statement, may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

Our common stock has been relatively thinly traded, may experience high price volatility, and we cannot predict the extent to which a trading market will develop.

Our common stock has traded on the Over-the-Counter Bulletin Board. Our common stock is thinly traded compared to larger more widely known companies in our industry. Thinly traded common stock can be more volatile than common stock trading in an active public market. We cannot predict the extent to which an active public market for the common stock will develop or be sustained after this offering.

We do not have the financial resources to litigate actions involving our copyrights or patent applications.

We hold certain patent rights, and trademarks relating to our product line. However, patent and intellectual property legal issues are complex and currently evolving. Patent applications are secret until patents are issued in the United States, or published in other countries, therefore, we cannot be sure that we are first to file any patent application for our technologies. Should any of our patent claims be compromised or if, for example, one of our competitors has filed or obtained a patent before our claims have been prosecuted, or should a competitor with more resources desire to litigate and force us to defend or prosecute any patent rights, our ability to develop the market for our laser etched glass products could be severely compromised, for we do not have the financial resources to litigate actions involving our patents and copyrights.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

Due to our increasing deficit and our lack of revenue sufficient to support existing operations, there is substantial doubt about our ability to continue as a going concern. We may need to obtain additional financing in the event that we are unable to realize sufficient revenue. We may incur additional indebtedness from time to time to finance acquisitions, provide for working capital or capital expenditures or for other purposes. There can be no assurance that we will have funds sufficient to continue operations, and the failure to do so could lead to an inability to meet our financial obligations and therefore result in bankruptcy and the loss of your entire investment in Seaena’s common shares.

Risks Relating To Our Common Stock

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the “Agreement and Mutual release” entered into on May 3, 2007, we executed a $400,000 secured promissory note with a discounted value of $380,508 based on a discount rate of 10%, and granted a warrant to purchase 600,000 shares of our common stock at $0.575 per share to U.C. Laser, Ltd. The Warrant is exercisable at any time or from time to time before 5:00 p.m. on December 31, 2010. The Company believes that the issuance and sale of the Warrant was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506. The warrant was issued directly by the Company and did not involve a public offering or general solicitation. U.C. Laser, Ltd. is an “Accredited Investor” as defined in Rule 501 of Regulation D promulgated under the Securities Act. U.C. Laser was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make its investment decision, including the financial statements and Exchange Act reports. The Company reasonably believes that U.C. Laser, immediately prior to issuing the warrants, had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of their investment. U.C. Laser had the opportunity to speak with the Company’s management on several occasions prior to its investment decision.

Issuer Purchases of Equity Securities

On May 3, 2007, The Company entered into a “Mutual Settlement and Release Agreement” whereby it agreed to repurchase 2,276,795 shares of its Series B Preferred stock and pledge as collateral for a promissory note in the amount of $400,000 with a discounted value of $380,508 based on a discount rate of 10%.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Appointments of Principal Officers:

On August 8, 2007, the Registrant’s Board of Directors appointed Doug E. Lee the Registrant’s current President to also serve as Principal Financial and Accounting Officer. Mr. Lee’s term will continue until a successor Chief Financial Officer is duly appointed.

Item 6.   Exhibits.

Regulation S-B Number	Exhibit
2.1	Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
2.2	Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
2.3	Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
2.4	Asset Purchase Agreement by and between U.C. Laser Ltd. and Crystalix Group International, Inc. dated as of December 29, 2005 (4)
2.5	Amendment to Asset Purchase Agreement dated February 1, 2006 (5)
2.6	Second Amendment to Asset Purchase Agreement dated March 9, 2006 (5)
3.1	Articles of Incorporation of Crystalix Group International, Inc. (6)
3.2	Certificate of Amendment to Articles of Incorporation (5)
3.3	Bylaws of Americabilia.com, Inc. (7)
4.1	Certificate of Designation of Class B Preferred Stock (5)
4.2	Warrant issued to U.C. Laser Ltd. dated May 3, 2007 (10)
10.1	Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006 (5)
10.2	Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006 (5)
10.3	Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006 (5)
10.4	Credit Agreement between Seaena, Inc. and North Fork Bank dated June 2, 2006 (8)
10.5	Line of Credit Note dated June 2, 2006 (8)
10.6	Term Loan Note dated June 2, 2006 (8)
10.7	Individual Guaranty of Marshall Butler dated June 2, 2006 (8)
10.8	Individual Guaranty of Kevin Ryan dated June 2, 2006 (8)
10.9	Unsecured Demand Promissory Note in favor of Kevin T. Ryan dated May 31, 2006 (8)
10.10	Unsecured Demand Promissory Note in favor of Marshall D. Butler dated May 31, 2006 (8)
10.11	Amended and Restated Promissory Note dated December 12, 2006 to Kevin T. Ryan (9)
10.12	Security Agreement for the benefit of Kevin T. Ryan dated December 12, 2006 (9)
10.13	Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of January 8, 2007 (10)
10.14	Amendment to Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of May 3, 2007 (10)
10.15	Promissory Note to U.C. Laser Ltd. dated May 3, 2007 (10)
10.16	Pledge Agreement for the benefit of U.C. Laser Ltd. dated May 3, 2007 (10)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed October 9, 2002.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 4, 2002.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 30, 2002.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed January 5, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed April 5, 2006.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed March 3, 2000.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed July 13, 2006.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 27, 2006.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAENA, INC.

August 14, 2007	By:/s/ Kevin T. Ryan
Kevin T. Ryan
Chief Executive Officer

August 14, 2007	By:/s/ Doug E. Lee
Doug E. Lee
President and Principal Accounting Officer