Form 10QSB/A
period 2007-06-30
SEAENA INC.
filed 2007-08-14
CIK 1091356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Item 6.   Exhibits.

Regulation S-B Number	Exhibit
2.1	Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
2.2	Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
2.3	Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
2.4	Asset Purchase Agreement by and between U.C. Laser Ltd. and Crystalix Group International, Inc. dated as of December 29, 2005 (4)
2.5	Amendment to Asset Purchase Agreement dated February 1, 2006 (5)
2.6	Second Amendment to Asset Purchase Agreement dated March 9, 2006 (5)
3.1	Articles of Incorporation of Crystalix Group International, Inc. (6)
3.2	Certificate of Amendment to Articles of Incorporation (5)
3.3	Bylaws of Americabilia.com, Inc. (7)
4.1	Certificate of Designation of Class B Preferred Stock (5)
4.2	Warrant issued to U.C. Laser Ltd. dated May 3, 2007 (10)
10.1	Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006 (5)
10.2	Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006 (5)
10.3	Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006 (5)
10.4	Credit Agreement between Seaena, Inc. and North Fork Bank dated June 2, 2006 (8)
10.5	Line of Credit Note dated June 2, 2006 (8)
10.6	Term Loan Note dated June 2, 2006 (8)
10.7	Individual Guaranty of Marshall Butler dated June 2, 2006 (8)
10.8	Individual Guaranty of Kevin Ryan dated June 2, 2006 (8)
10.9	Unsecured Demand Promissory Note in favor of Kevin T. Ryan dated May 31, 2006 (8)
10.10	Unsecured Demand Promissory Note in favor of Marshall D. Butler dated May 31, 2006 (8)
10.11	Amended and Restated Promissory Note dated December 12, 2006 to Kevin T. Ryan (9)
10.12	Security Agreement for the benefit of Kevin T. Ryan dated December 12, 2006 (9)
10.13	Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of January 8, 2007 (10)
10.14	Amendment to Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of May 3, 2007 (10)
10.15	Promissory Note to U.C. Laser Ltd. dated May 3, 2007 (10)
10.16	Pledge Agreement for the benefit of U.C. Laser Ltd. dated May 3, 2007 (10)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial and Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial and Accounting Officer

(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed October 9, 2002.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 4, 2002.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 30, 2002.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed January 5, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed April 5, 2006.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed March 3, 2000.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed July 13, 2006.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 27, 2006.
(10)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed May 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAENA, INC.

August 14, 2007	By:/s/ Kevin T. Ryan
Kevin T. Ryan
Chief Executive Officer

August 14, 2007	By:/s/ Doug E. Lee
Doug E. Lee
President and Principal Financial and Accounting Officer