Form 10QSB
period 2007-09-30
SEAENA INC.
filed 2007-11-14
CIK 1091356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
 (Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to _______________

0-29781
(Commission file number)

SEAENA, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	80-0104557
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1181 Grier Drive, Suite B, Las Vegas, Nevada  89119
(Address of principal executive offices)

(702) 740-4616
(Issuer’s telephone number)

Not Applicable
 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No []

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  [  ]   No   [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 14, 2007 – 8,023,708 shares of common stock

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [X]

SEAENA, INC. AND SUBSIDIARIES

SEAENA, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(unaudited)

September 30, 2007
ASSETS	(unaudited)

CURRENT ASSETS
Cash	$193,496
Accounts receivable, net of allowance of $90,000	368,266
Inventory	825,201
Other current assets	144,329

TOTAL CURRENT ASSETS	1,531,292

PROPERTY AND EQUIPMENT, net	847,974

INTANGIBLE ASSETS
Licenses and related costs, net of accumulated amortization of $781,755	864,046
Customer lists and relationships, net of accumulated amortization of $405,231	1,307,269
Patent, net of accumulated amortization of $437,848	961,113
Artwork, net of accumulated amortization of $1,007,879	188,116

TOTAL ASSETS	$5,699,810

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$794,864
Accrued expenses	252,103
Accrued interest - related party	412,255
Customer deposits	453,667
Note payable, net of imputed interest of $3,631	396,369
Notes payables - related party	3,421,072

TOTAL CURRENT LIABILITIES	5,730,330

COMMITMENTS AND CONTINGENCIES	-

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY	(136,504)

STOCKHOLDERS' EQUITY
Preferred stock - Class A, $0.001 par value; 10,000,000 shares
authorized; no Class A shares issued and outstanding	-
Preferred stock - Class B, $0.001 par value; 5,000,000 shares
authorized; 2,276,795 Class B shares issued and outstanding	2,277
Common stock; $0.001 par value; 50,000,000 shares
authorized; 8,023,708 shares issued and outstanding	8,024
Additional paid-in capital	34,223,364
Accumulated deficit	(33,742,403)
Treasury stock	(380,508)
Accumulated other comprehensive loss	(4,770)

TOTAL STOCKHOLDERS' EQUITY	105,984

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,699,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEAENA, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	$767,617	$1,130,034	$2,420,998	$3,282,057
COST OF GOODS SOLD	198,592	438,073	947,600	1,299,371

GROSS PROFIT	569,025	691,961	1,473,398	1,982,686

OPERATING EXPENSES
General and administrative	292,507	496,793	1,018,518	1,628,189
Payroll and related benefits	416,093	486,375	1,400,930	1,327,140
Depreciaton and amortization	329,505	185,102	984,016	633,224

TOTAL OPERATING EXPENSES	1,038,105	1,168,270	3,403,464	3,588,553

LOSS FROM OPERATIONS	(469,080)	(476,309)	(1,930,066)	(1,605,867)

OTHER INCOME (EXPENSES):
Interest expense, net	(42,194)	(69,605)	(52,784)	(91,323)
Interest expense, related party	(56,251)	(46,714)	(206,514)	(119,650)
Loss on sale of equipment	-	-	(51,984)	-
Other	784	(66,298)	(25,507)	(168,752)

TOTAL OTHER INCOME (EXPENSE)	(97,661)	(182,617)	(336,789)	(379,725)

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(566,741)	(658,926)	(2,266,855)	(1,985,592)

PROVISION FOR INCOME TAXES	-	-	-	-
MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY	38,359	-	38,359	-

NET LOSS	$(528,382)	$(658,926)	$(2,228,496)	$(1,985,592)

NET LOSS PER SHARE - BASIC	$(0.07)	$(0.08)	$(0.28)	$(0.25)

WEIGHTED AVERAGE COMMON EQUIVALENT
SHARES OUTSTANDING - BASIC	8,023,707	8,023,942	8,023,707	8,023,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEAENA, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(unaudited)

	September 30,
	2007	2006
	(unaudited)	(unaudited)

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(2,228,496)	$(1,985,592)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	984,016	633,224
Decrease in allowance for doubtful accounts	(76,450)	-
Bad debts expense	68,541	-
Loss on sale of equipment	51,984	-
Imputed interest	15,860	-
Minority interest in loss of consolidated subsidiary	(38,359)	-
Common stock issued for services	-	4,577
Decrease (increase) in assets:
Accounts receivable	267,363	452,018
Inventory	156,061	277,329
Other current assets	(34,843)	59,858
Increase (decrease) in liabilities:
Accounts payable	106,759	(2,393,926)
Accrued expenses	20,120	1,032,473
Accrued interest - related party	234,575	(6,360)
Customer deposits	236,419	9,596
Net cash provided by (used in) operating activities	(236,450)	(1,916,803)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired with UC Laser Ltd. acquisition	-	118,790
Proceeds from the sale of equipment	30,000	-
Payments to acquire equipment	(74,161)	(73,536)
Net cash provided by (used in) investing activities	(44,161)	45,254

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from line of credit, net	-	948,476
Proceeds from issuance of notes payable - related parties	365,000	1,010,000
Proceeds from issuance of notes payable	-	3,047,616
Payments on notes payable - related parties	-	(200,000)
Payments on notes payable	-	(2,941,000)
Net cash provided by financing activities	365,000	1,865,092

NET INCREASE IN CASH AND CASH EQUIVALENTS	84,389	(6,457)
EFFECT OF EXCHANGE RATE CHANGES	(4,770)	-
CASH AND CASH EQUIVALENTS, Beginning of period	113,877	59,844

CASH AND CASH EQUIVALENTS, End of period	$193,496	$53,387

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$209,243
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEAENA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation.  All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year.  Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Laser Design International, LLC (“LDI”), which is 51% owned by the Company and, as such, is required to be consolidated. All significant inter-company accounts and transactions have been eliminated. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-KSB for the period ended December 31, 2006.

Minority Interest

With regard to the consolidated subsidiaries in which the Company’s controlling ownership is less than 100 percent, the outside shareholders’ interests are shown as Minority Interests.  Accordingly, LDI is consolidated in the Company’s financial statements and the non-controlling partner’s equity is recorded as minority interest. At September 30, 2007 minority interest was $(136,504).  Minority interest in the loss of the consolidated subsidiary, net was $38,359 for the nine months ended September 30, 2007.

In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  The results of the three and nine months ended September 30, 2007 is not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold.  The Company intends to use borrowings and sales of its securities to mitigate the effects of its cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue in existence.

SEAENA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – INVENTORY

Inventory at September 30, 2007, consists of the following:

Glass blocks, pre-made images and related products	$793,042
Electronic parts and accessories	32,159

$825,201

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007, consist of the following:

Computers and equipment	$1,425,173
Vehicles	4,000
Furniture and fixtures	385,721
Leasehold improvements	41,406
1,856,300
Less accumulated depreciation and amortization	(1,008,326)
$847,974

NOTE 5 – NOTE PAYABLE

On May 3, 2007 the Company entered into an “Agreement and Mutual Release” with U.C. Laser Ltd (“UC”).  Pursuant to the agreement, the Company issued a non-interest bearing promissory note in the amount of $400,000 due in full on November 3, 2007 with a discounted value of $380,508 based on a discount rate of 10%. The promissory note was modified on October 29, 2007 to extend the maturity date to May 3, 2008. The Company granted a warrant to purchase up to 600,000 shares of the Company’s common stock at an exercise price of $0.575 per share, expiring on December 31, 2010. Imputed interest has also been recorded at the Company’s borrowing rate of 10%, which resulted in a carrying value of $380,508 originally, and $396,369 as of September 30, 2007.  Interest expense of $15,861 has been recorded during the nine months ended September 30, 2007. Further, the Company agreed to repurchase and hold in treasury as collateral to the Promissory Note, 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement.

NOTE 6 – NOTES PAYABLE - RELATED PARTIES

The Company had notes payable with a Director, in which principal balances totaled $3,421,072 as of the period ended September 30, 2007.  The notes accrue interest at a rate of 10% per annum and are payable upon demand.  The Company recorded interest expense to related parties in the amount of $56,251 and $206,514 for the three and nine months ended September 30, 2007, respectively.

SEAENA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – MINORITY INTEREST – LASER DESIGN INTERNATIONAL, LLC

Effective April 8, 2005, the Company purchased a controlling interest (51%) in Laser Design International, LLC (“LDI”) to gain control over certain patents held by LDI.  Earnings and cash flows are allocable based on ownership percentages; however, no earnings have been distributed as of September 30, 2007.  LDI’s assets, liabilities, and earnings are consolidated with those of the Company and the minority partners’ interest in LDI is included in the Company’s financial statements as minority interest (income) expense.

SEAENA, INC. AND SUBSIDIARIES	September 30, 2007

Total current liabilities	$5,730,330
Minority interest, net	(136,504)
Total stockholders' equity	105,984

$5,699,810

NOTE 8 – STOCKHOLDERS’ EQUITY

Class B Preferred Stock

On May 3, 2007 the Company entered into an agreement with U.C. Laser Ltd. to repurchase 2,276,795 shares of the Company’s class B preferred stock that had been issued as part of the acquisition in 2006. The stock is now in treasury and has been pledged as collateral on a promissory note with an original maturity date of November 3, 2007, which was subsequently amended to mature on May 3, 2008.  See Note 5.

Common Stock

There have been no issuances of common stock during the nine months ended September 30, 2007.

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

Item 2.     Management’s Discussion and Analysis or Plan of Operation

OVERVIEW AND OUTLOOK

We are a manufacturer and distributor of subsurface laser etched glass. Due to our acquisitions and recent restructure, we believe that Seaena is positioned to become the industry leader and can maintain that position going forward. Our management team has focused on reducing general and administrative expenses in part by increasing operational efficiencies and replacing staff with more qualified individuals.   With the acquisition of the China facility, we believe we will be able to continue to improve our efficiencies by utilizing the staff there, which eliminates the need for expanding our production staff here in the US.  Furthermore, this allows us to focus more on expanding our sales and marketing efforts here in the US, which should greatly impact our revenues going forward.

The management’s vision is to continue to focus on growing the sales staff while also introducing new products and/or technologies into our existing distribution channels.  This will allow Seaena to diversify its product offering and provide additional revenue channels.   We are further utilizing independent representatives across the globe to increase our coverage without significantly increasing overhead. These representatives have been recruited based on abilities, client base, and geographic location and are trained on our product, technology, and core philosophy of superior customer service and quality.

Seaena’s goal to aggressively increase our client base has been a success based on new orders and inquires. Our two-dimensional portrait line is growing rapidly and should be a major revenue channel by the end of the 2007. We are currently in discussions to further enhance our distribution through other national supply chains. We have experienced an increase in demand for new products in the photo processing industry providing us with an incredible growth opportunity. As of the third quarter of 2007, we have more than tripled our exposure to retail outlets in this product category.

The digital camera has changed the photo finishing market; fewer photos are being printed, but rather stored digitally or printed at home on personal computers. This has created a necessity for the photo finishers to offer ancillary products as a way to alleviate the pressure caused by lost revenue in the finishing process. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. Our customized software platform allows companies to easily send the photo or image data via the Internet, thus providing photographers of any and all sizes the ability to offer our product with little or no additional overhead. The proprietary software manipulates the image whereby the lasers can engrave the replica image. Beginning in 2007, we have implemented an Internet-based order processing system with a significant online photo product distributor.  Our distributor represents a growing percentage of photo developers and distributors of the ancillary products produced from photos. As a result, our product is now available on a majority of the most popular online photo processing sites. We are also continuously negotiating the placement of our product in photo kiosks set up by the larger photo processors in brick and mortar retail locations.

On August 17, 2005, we purchased a 51% interest in LDI, which is the owner of a patent for subsurfacing laser decorative imaging, providing us the ability to control the Patent rights to this technology. In addition, on March 31, 2006, we completed an Asset Purchase Agreement with U.C. Laser, Ltd. of Israel (DBA Crystal Impressions) effective January 1, 2006. We purchased all of U.C. Laser's assets used in conjunction with the marketing, manufacturing, and distribution of its decorative subsurface laser art products. The assets acquired include U.C. Laser's subsidiaries, Crystal Impressions and CIC Laser Technologies of Shanghai, China, as well as U.C. Laser's exclusive license for its innovative subsurface laser color technology. While incorporating the strengths and expertise of both Seaena and Crystal Impressions and newly created economies of scale, we believe that the management team will be able to achieve profitable operations

Additionally, we have secured direct glass suppliers in China with more competitive pricing, which should help reduce glass and component costs significantly in the future and allow Seaena to be very aggressive with pricing while maintaining profit margins. The facility in China has been totally restructured following the U.C. Laser acquisition and is now fully operational and servicing both Asia and Europe. We are establishing and re-building existing relationships with independent representatives for product distribution.  This facility gives us a permanent China presence to assist in negotiating with current and potential vendors on an ongoing basis for raw materials as well as direct access to new product development.  We expect to decrease not only our production and raw material over-head as a percentage of sales, but we also expect to increase our production efficiencies helping to achieve lower cost margins. We are also in negotiations with other potential independent operators who wish to purchase our retail laser machines. Accordingly, we expect increases in product sales to meet or surpass projections. This projected increase in revenues, coupled with an anticipated increase in gross margins, should allow us to continue with plans of growth and profitability.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2007 compared to September 30, 2006.

INCOME:

	Three Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Revenue	$767,617	$1,130,034	$(362,417)	(32%)

Cost of Goods Sold	198,592	438,073	(239,481)	(55%)

Gross Profit	$569,025	$691,961	$(122,936)	(18%)

Gross Profit Percentage of Sales	74%	61%	--	13%

Revenue

Our revenue for the three months ended September 30, 2007 decreased by $362,417 or 32% from $1,130,034 for the three months ended September 30, 2006 compared to $767,617 for the three months ended September 30, 2007. The decrease is primarily due to our acquisition of a backlog of unfilled orders from Crystal Impressions during the three months ended September 30, 2006.

Cost of goods sold/ Gross profit percentage of sales

Our cost of goods sold decreased by $239,481 or 55% from $438,073 for the three months ended September 30, 2006 to $198,592 for the three months ended September 30, 2007.  Cost of goods sold as a percentage of sales decreased from 39% for the three months ended September 30, 2006 to 26% for the three months ended September 30, 2007, resulting in a corresponding increase in gross profit as a percentage of sales.  The decrease in cost of goods sold is due to improvements in our inventory management, improved cost savings in bulk purchasing and a reduction in excessive freight charges.

EXPENSES:

	Three Months Ended September 30,		Increase / (Decrease)
	2007	2006	$	%

Expenses:
General and administrative	$292,507	$496,793	$(204,286)	(41%)
Payroll and related benefits	416,093	486,375	(70,282)	(14%)
Depreciation and amortization	329,505	185,102	144,403	78%
Total operating expenses	1,038,105	1,168,270	(130,165)	(11%)

Loss from operations	(469,080)	(476,309)	(7,229)	(2%)

Other income (expense):
Interest expense, net	(42,194)	(69,605)	(27,411)	(39%)
Interest expense, related party	(56,251)	(46,714)	9,537	20%
Other	784	(66,298)	67,082	101%
Total other income (expense)	(97,661)	(182,617)	(84,956)	(47%)

Minority interest, net	38,359	-	38,359	100%

Net loss	$(528,382)	$(658,926)	$(130,544)	(20%)

General and Administrative

General and administrative expenses for the three months ended September 30, 2007 decreased by $204,286 or 41% from $496,793 for the three months ended September 30, 2006 to $292,507 for the three months ended September 30, 2007. The decrease is principally due to operational efficiencies gained from acquisitions, and personnel improvements that have utilized better management techniques, such as focusing on budgeting and bulk purchasing methods of reducing costs.

Payroll Expenses

Payroll and related benefits for the three months ended September 30, 2007 decreased by $70,282 or 14% from $486,375 for the three months ended September 30, 2006 to $416,093 for the three months ended September 30, 2007. The decrease is a result of improvements in our budgeting and production process.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2007 increased by $144,403 or 78% from $185,102 for the three months ended September 30, 2006 to $329,505 for the three months ended September 30, 2007. The increase is principally due to the amortization of the intangible assets purchased with the acquisition of U.C. Laser Ltd.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2007 were $1,038,105 compared to $1,168,270 for the three months ended September 30, 2006.  The decrease of $130,165 or 11% in total operating expenses was mainly a result of management’s efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support the commencement of significant operations.

Loss from Operations

Our net operating loss for the three months ended September 30, 2007 was $469,080 compared to a net operating loss of $476,309 for the three months ended September 30, 2006.  Net operating income (loss) is the result of revenue minus total expenses. Despite decreased sales revenue during the period ended September 30, 2007, our net operating loss decreased due to our improved gross profit and decreased operating expenses.

Other Income (Expenses)

Interest expense for the three months ended September 30, 2007 decreased by $27,411 or 39% from $69,605 for the three months ended September 30, 2006 compared to $42,194 for the three months ended September 30, 2007.  The decrease is due to the timing of debt repayments during the period.

Interest expense, related party for the three months ended September 30, 2007 increased by $9,537 or 20% from $46,714 for the three months ended September 30, 2006 compared to $56,251 for the three months ended September 30, 2007.  The significant increase is due to additional debt financing obtained from a related party.

Other income (expense) for the three months ended September 30, 2007 increased by $67,082 or 101% from $(66,298) of other expenses for the three months ended September 30, 2006 to $784 of other income for the three months ended September 30, 2007.

Minority interest in a 51% owned subsidiary’s net loss for the three months ended September 30, 2007 amounted to $38,359. No minority interest expense was present at September 30, 2006.

Net (loss)

Our net loss of $528,382 for the three months ended September 30, 2007 decreased by 130,544 or 20% compared to a net loss of $658,926 for the three months ended September 30, 2006.  The decrease is a result of our improvement of operational efficiencies.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

INCOME:

	Nine Months Ended September 30,		Increase (Decrease)
	2007	2006	$	%

Revenue	$2,420,998	$3,282,057	$(861,059)	(26%)

Cost of goods sold	947,600	1,299,371	(351,771)	(27%)

Gross Profit	$1,473,398	$1,982,686	$(509,288)	(26%)

Gross Profit Percentage of Sales	61%	60%	--	1%

Revenue

Our revenue for the nine months ended September 30, 2007 decreased by $861,059 or 26% from $3,282,057 for the nine months ended September 30, 2006 to $2,420,998 for the nine months ended September 30, 2007.  The decrease is primarily due to our acquisition of a back log of unfilled orders from Crystal Impressions during the nine months ended September 30, 2006.

Cost of goods sold / Gross profit percentage of sales

Our cost of goods sold decreased by $351,771 or 27% from $1,299,371 for the nine months ended September 30, 2006 to $947,600 for the nine months ended September 30, 2007.  Cost of goods sold as a percentage of sales decreased from 40% for the nine months ended September 30, 2006 to 39% for the nine months ended September 30, 2007, resulting in a corresponding increase in gross profit as a percentage of sale.  The decrease in cost of goods sold is due to better inventory controls and purchasing improvements, such as purchasing raw materials directly from the Chinese supplier, rather than an independent distributor.

EXPENSES:

	Nine Months Ended September 30,
	2007	2006	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative expenses	$1,018,518	$1,628,189	$(609,671)	(37%)
Payroll expense	1,400,930	1,327,140	73,790	6%
Depreciation and amortization	984,016	633,224	350,792	55%
Total operating expenses	3,403,464	3,588,553	(185,089)	(5%)

Loss from operations	(1,930,066)	(1,605,867)	324,199	20%

Other income (expense):
Interest expense, net	(52,784)	(91,323)	(38,539)	(42%)
Interest expense, related party	(206,514)	(119,650)	86,864	73%
Loss on sale of equipment	(51,984)	-	(51,984)	(100%)
Other	(25,507)	(168,752)	(143,245)	(85%)
Total other income (expense)	(336,789)	(379,725)	(42,936)	(11%)

Minority interest, net	38,359	-	38,359	100%

Net loss	$(2,228,496)	$(1,985,592)	$242,904	12%

General and Administrative

General and administrative expenses for the nine months ended September 30, 2007 decreased by $609,671 or 37% from $1,628,189 for the nine months ended September 30, 2006 to $1,018,518 for the nine months ended September 30, 2007. The decrease is principally due to operational efficiencies gained from acquisitions, and personnel improvements that have utilized better management techniques, such as focusing on budgeting and bulk purchasing methods of reducing costs.

Payroll Expenses

Payroll and related benefits for the nine months ended September 30, 2007 increased by $73,790 or 6% from $1,327,140 for the nine months ended September 30, 2006 to $1,400,930 for the nine months ended September 30, 2007. The increase is a result of the build up of staff in our China facility, including a general manager. In addition we hired a VP of sales and a VP of operations in Las Vegas.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2007 increased by $350,792 or 55% from $633,224 for the nine months ended September 30, 2006 to $984,016 for the nine months ended September 30, 2007. The increase is principally due to the amortization of the intangible assets purchased with the acquisition of U.C. Laser Ltd.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2007 were $3,403,464 compared to $3,588,553 for the nine months ended September 30, 2006.  The decrease of $185,089 in total operating expenses was mainly a result of management’s efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support the significant operations.

Loss from Operations

Our net operating loss for the nine months ended September 30, 2007 was $1,930,066 compared to a net operating loss of $1,605,867 for the nine months ended September 30, 2006.  Net operating loss is the result of revenue minus total expenses. Our $324,199 increase in net loss is directly attributable to our decreased sales revenue during the period ended September 30, 2007.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2007 decreased by $38,539 or 42% from $52,784 for the nine months ended September 30, 2007 compared to $91,323 for the nine months ended September 30, 2006.  The decrease is due primarily to interest charges on bank notes that were paid in full in 2006.

Interest expense, related party for the nine months ended September 30, 2007 increased by $86,864 or 73% from $119,650 for the nine months ended September 30, 2006 compared to $206,514 for the nine months ended September 30, 2007.  The significant increase is due to additional debt financing obtained from a related party.

Other expenses for the nine months ended September 30, 2007 were $25,507 compared to $168,752 for the nine months ended September 30, 2006, for a decrease of $143,245 or 85%.

During the nine months ended September 30, 2006, the other expense of $168,752 principally relates to a settlement with a former licensee.

Minority interest in a 51% owned subsidiary’s net loss for the nine months ended September 30, 2007 amounted to $38,359. No minority interest expense was present at September 30, 2006.

Net (Loss)

Our net loss for the nine months ended September 30, 2007 was $2,228,496 compared to a net loss of $1,985,592 for the nine months ended September 30, 2006, an increase of $242,904 or 12%.  Net loss is the result of revenue minus total expenses. Our net loss is directly attributable to our decreased revenues during the period ended September 30, 2007.

Operation Plan

During the next twelve months management plans to continue its focus on increasing efficiencies in all areas and improving processes to better serve our customers.  We have implemented new quality control measures resulting in decreased error rates.  We are also improving our software platform for tracking orders and processes internally which should greatly reduce human interaction resulting in reduced labor costs and improved order tracking for our customers.  We are implementing a new CRM  program by the end of 2007, which will help our sales staff track customers and orders more effectively allowing each representative the ability to reach more customers.  In addition management has hired managers with extensive experience in process management and control.

We are focused on increasing our revenue and gross profit while holding most other costs flat.  We have eliminated non-critical personnel and expenditures, renegotiated leases, debt and prices while building a strong team of qualified and dedicated personnel.  Like many companies that pioneer an industry, we are focusing efforts on better ways to bring the products to market.  Seaena is building a “team” environment within its sales staff which rewards performance in many creative ways.  Again, we believe we can grow revenues during the next twelve months without a significant increase to overhead. With the exception of minimal key hires, we feel that providing better training for our staff will help us to reach customers and markets more effectively and efficiently.  We signed an agreement with one of the largest photo product consolidators of ancillary product holding contracts with several, major online photo product distributors. We have recently implemented an order processing integration system with an Internet- based distributor which we anticipate will increase our web based revenues significantly.  The production plant in Shanghai, China, which we acquired is now fully operational and will allow us to produce larger run orders, standard pieces, and jobs with adequate lead time for greatly reduced costs, as well as support Asia and Europe production orders in a timely manner. A customer service staff in China is also now able to assist the European sales efforts and inquiries, as well as order processing.

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

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities, and working capital at September 30, 2007 compared to December 31, 2006.

			Increase / (Decrease)
	September 30, 2007	December 31, 2006	$	%

Current Assets	$1,531,292	$1,815,502	$(284,210)	(16%)

Current Liabilities	$5,730,330	$4,600,888	$1,129,442	25%

Working Capital (deficit)	$(4,199,038)	$(2,785,386)	$1,413,652	51%

Internal and External Sources of Liquidity

During the nine months ended September 30, 2007, our financing activities provided cash of $365,000, while our operating and investing activities used cash of $236,450 and $44,161, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through loans from related parties and others, as well as sales generated income. With the growth of our current business we may, during our normal course of business, experience net negative cash flows from operations, pending receipt of revenue while we grow our business. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next twelve months.

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing and potential acquisitions. Over the next twelve months we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and growth. Consequently, we will be required to seek additional capital in the future to fund growth through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available it may take either the form of debt or equity.

We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity, or debt financing or credit facilities. We must implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

Revenue Recognition

Revenue from the sale of subsurface laser products (glass or equipment) is recognized when title to the products is transferred to the customer (upon shipment), and only when no further contingencies or material performance obligations are warranted.

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

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).  SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.”  SFAS 144 requires that if events or changes in circumstances indicate that the cost of long-lived assets or asset groups may be impaired, an evaluation of recoverability would be performed by comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying value to determine if a write-down to market value would be required.  Long-lived assets or asset groups that meet the criteria in SFAS 144 as being held for disposal by sale are reflected at the lower of their carrying amount or fair market value, less costs to sell.

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

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

FACTORS THAT MAY AFFECT OUR PLAN OF OPERATION

We have historically lost money and losses are expected to continue in the near future, which means that we may not be able to continue operations unless we obtain additional funding.

We have historically lost money.  We had an accumulated deficit as of September 30, 2007, of $33,742,403.  In addition, our development activities since inception have been financially sustained by capital contributions. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. Thus, from time to time we might need to turn to the capital markets to obtain additional financing to fund payment of obligations and to provide working capital for operations. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

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

Possible future issuances of common stock will have a dilutive effect on existing shareholders.

Seaena is authorized to issue up to 50,000,000 Shares of common stock.  As of November 14, 2007, there were 8,023,708 shares of common stock issued and outstanding. Additional issuances of common stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of common stock will increase outstanding shares and further dilute stockholders' interests. Because our common stock is thinly traded, a large sale of stock may result in a large drop in the market price of our securities and substantially reduce the value of your investment.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

  None.

Item 3.    Defaults Upon Senior Securities.

  None.

Item 4.    Submission of Matters to a Vote of Security Holders.

  None.

Item 5.    Other Information.

  None.

Item 6.    Exhibits.

Regulation S-B Number	Exhibit
2.1	Stock Purchase Agreement, dated October 4, 2002, between Americabilia.com, Inc. and Crystalix USA Group, Inc. (1)
2.2	Plan and Agreement of Merger dated November 12, 2002 between Crystalix Group International, Inc., a Florida corporation, and Crystalix Group International, Inc., a Nevada corporation (2)
2.3	Common Stock Purchase Agreement, dated December 23, 2002, among Crystalix Group International, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs, Ltd. and Lena Walther (3)
2.4	Asset Purchase Agreement by and between U.C. Laser Ltd. and Crystalix Group International, Inc. dated as of December 29, 2005 (4)
2.5	Amendment to Asset Purchase Agreement dated February 1, 2006 (5)
2.6	Second Amendment to Asset Purchase Agreement dated March 9, 2006 (5)
3.1	Articles of Incorporation of Crystalix Group International, Inc. (6)
3.2	Certificate of Amendment to Articles of Incorporation (5)
3.3	Bylaws of Americabilia.com, Inc. (7)
4.1	Certificate of Designation of Class B Preferred Stock (5)
4.2	Warrant issued to U.C. Laser Ltd. dated May 3, 2007 (10)
10.1	Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006 (5)
10.2	Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006 (5)
10.3	Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006 (5)
10.4	Credit Agreement between Seaena, Inc. and North Fork Bank dated June 2, 2006 (8)
10.5	Line of Credit Note dated June 2, 2006 (8)

Regulation S-B Number	Exhibit
10.6	Term Loan Note dated June 2, 2006 (8)
10.7	Individual Guaranty of Marshall Butler dated June 2, 2006 (8)
10.8	Individual Guaranty of Kevin Ryan dated June 2, 2006 (8)
10.9	Unsecured Demand Promissory Note in favor of Kevin T. Ryan dated May 31, 2006 (8)
10.10	Unsecured Demand Promissory Note in favor of Marshall D. Butler dated May 31, 2006 (8)
10.11	Amended and Restated Promissory Note dated December 12, 2006 to Kevin T. Ryan (9)
10.12	Security Agreement for the benefit of Kevin T. Ryan dated December 12, 2006 (9)
10.13	Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of January 8, 2007 (10)
10.14	Amendment to Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of May 3, 2007 (10)
10.15	Promissory Note to U.C. Laser Ltd. dated May 3, 2007 (10)
10.16	Pledge Agreement for the benefit of U.C. Laser Ltd. dated May 3, 2007 (10)
10.17	Modification of Promissory Note dated October 29, 2007
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Financial Officer
____________________
(1)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed October 9, 2002.
(2)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 4, 2002.
(3)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 30, 2002.
(4)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed January 5, 2006.
(5)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed April 5, 2006.
(6)	Incorporated by reference to the exhibits to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002.
(7)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form 10-SB, filed March 3, 2000.
(8)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed July 13, 2006.
(9)	Incorporated by reference to the exhibits to the registrant’s current report on Form 8-K, filed December 27, 2006.
(10)	Incorporated by reference to the exhibits to the registrant's current report on Form 8-K, filed May 24, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAENA, INC.

November 14, 2007	By:	/s/ Kevin T. Ryan
Kevin T. Ryan
Chief Executive Officer

November 14, 2007	By:	/s/ Doug E. Lee
Doug E. Lee
President and Principal Financial and
Accounting Officer