Form 10-K
period 2007-12-31
SEAENA INC.
filed 2008-03-31
CIK 1091356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number 000-29781

SEAENA, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0104557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1181 Grier Drive, Suite B
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 740-4616

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[]Yes	X	No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

[]Yes	X	No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ]Yes     No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []

Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []	No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $1,206,556 based on a share value of $0.36 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 8,023,708 shares of common stock, $0.001 par value, outstanding on March 31, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

SEAENA, INC.

FORM 10-K

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may”, “could”, “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to successfully compete in the ad specialty industry;
•	actions and initiatives taken by both current and potential competitors;
•	inability to raise additional financing for working capital;
•	inability to locate potential mergers and acquisitions within the industry and integrate acquired companies into our organization;
•

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures and repayment of debt;
•	our ability to recruit and hire key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

In this form 10-K references to “Seaena”, “the Company”, “we,” “us,” and “our” refer to SEAENA, INC. and its wholly and majority owned operating subsidiaries, Crystalix USA Group, Lazer-Tek Designs, Ltd., Lazer-Tek Designs, Inc., UC Laser, Ltd., and Laser Designs International, LLC.

AVAILABLE INFORMATION

We file annual, quarterly, and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.seaena.com . You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of your written request to us at Seaena, Inc., 1181 Grier Drive, Suite B, Las Vegas, Nevada 89119.

PART I

ITEM 1. BUSINESS.

Overview

We are engaged in the distribution of etched crystal goods, as well as the sale of laser machinery developed by us, which is used to produce crystal-etched images. Revenues are derived through royalties granted to companies that produce and distribute the goods, as well as direct sales of machinery and finished goods. Various patented technologies are held by our subsidiaries. These technologies enable images to be etched deep within objects without disrupting the outer surface of the object. We currently operate primarily in the United States, China and Europe.

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

On December 23, 2002, we acquired all of the outstanding common stock of Lazer-Tek Designs, Inc. and Lazer-Tek Designs, Ltd. (collectively “Lazer-Tek”) in exchange for 1,250,000 shares of our common stock valued at $1,125,000 and an acquisition consulting fee obligation of $400,000. In addition, we loaned $1,000,000 to Lazer-Tek to repay existing debt, which is carried as an intercompany receivable from Lazer-Tek and eliminated in the financial statement consolidation. We also entered into a promissory note for $852,680. Lazer-Tek was acquired for several strategic marketing and operation reasons. With a wide base of corporate awards and gift clients to collegiate giftware and traditional advertising specialty groups, and with a collection of valuable engineered art pieces, Lazer-Tek was poised for market penetration with the added collectibles provided by Crystalix USA. Additionally, our management realized that with our advanced software and laser technologies, we could improve both production time and quality at Lazer-Tek, thereby enhancing the overall operations of Lazer-Tek.

In August 2005, we purchased 51% of Laser Designs International, LLC a California limited liability company (“LDI”). LDI is the owner of a patent for subsurface laser decorative imaging. We believe owning a controlling interest in the patented process used in subsurface laser etching, will strengthen our market penetration.

On January 1, 2006, we purchased all of the assets of U.C. Laser, Ltd. used in connection with the manufacturing, distribution and marketing of its decorative images and other products. The assets acquired include U.C. Laser’s subsidiaries; U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser’s worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd. There was no relationship, other than in respect of this transaction, between U.C. Laser and us or any of our affiliates. In addition, we assumed approximately $4,924,000 in liabilities arising from or related to the purchased assets and issued 2,276,795 shares of Class B Preferred Stock. These shares of Class B Preferred Stock collectively have voting rights equal to 45% of all voting rights of all of our capital stock outstanding immediately after the closing. Each share of! Class B Preferred Stock is convertible into 2.857 shares of common stock so that collectively the Class B Preferred Shares issued to U.C. Laser are convertible into 6,505,129 shares of our common stock, which, immediately after such conversion, represents approximately 45% of all shares of our common stock.

We subsequently negotiated with the shareholders of U.C. Laser on May 3, 2007 to repurchase and hold in treasury as collateral 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement in exchange for a $400,000 Promissory Note and warrants to purchase up to 600,000 shares of our common stock at an exercise price of $0.575 per share, expiring on December 31, 2010, and to shutdown the unprofitable operations of U.C. Laser. As a result, we have determined that a portion of the goodwill generated from this acquisition is not recoverable; therefore, we have taken a write down of goodwill in the amount of $7,348,333 during the year ended December 31, 2006.

The acquisition was accounted for using the purchase method of accounting. The purchase price of $7,968,783 was allocated to the fair value of the assets and liabilities. Management believes that the merger of these two companies formerly operating and competing separately as Seaena and Crystal Impressions, will enable us to increase operational efficiencies and take advantage of economies of scale, which will further assist in enabling us to continue as a going concern.

Effective March 31, 2006, we changed our name from Crystalix to Seaena, Inc. and implemented a 1-for-35 reverse stock split.

Our Products

Our principal products are two-dimensional Photo Crystals ™, three-dimensional customized engraved products for the corporate and retail market place, as well as the laser subsurface engraving equipment.

The subsurface engraving process involves the use of high tech lasers and equipment configured together by a standard desktop personal computer, using proprietary software and an operating system with a process that converts files into machine-readable format from various design software. The images from the digital camera, a customer’s digital image, or a hard copy of a photograph are scanned into the desktop computer and design software or the images can be received directly via email. Graphically designed custom three-dimensional images can also be created by design software. The two-dimensional or three-dimensional digitally formatted image will be converted and subsurface laser engraved into the interior of the glass by the laser. The images are converted from their design format into a laser machine-readable form with the use of proprietary software. The conversion proces! ses the image at several angles to create a three-dimensional or two-dimensional digital model of the image and plots the points where the laser will be directed to laser the image in the glass. The software generally completes the conversion process in 15 to 60 seconds. The glass piece is then placed into the laser chamber for engraving. The engraving process generally takes a few minutes or less, depending on the size of the image to be engraved, the degree of detail in the image, and whether titles, names, or other materials are to be added with the images.

The image can be engraved into glass blocks or other opaque objects of different sizes and shapes. The suggested retail price of the subsurface etched pieces ranges from $6.99 to $400 and higher depending on the size of the glass piece and detail of the image to be engraved, with a typical glass piece retailing for $20 to $150. Engraved glass pieces for corporate customers carry suggested retail prices from $10 to as much as several thousands of dollars. We are now able to offer limited color choices with the new technology obtained through our acquisition of UC Laser, Ltd. We also offer a variety of accessories and light bases on which to display the engraved glass objects.

We intend to introduce new product lines in 2008 including but not limited to, CPC color photo process where a color photo is utilized and personalized by adding subsurface engraving, and customized light frames.

Product Lines

There are numerous applications for our engraving system. We are currently focusing on the following product lines:

•	two-dimensional photo replication (Photo Crystals ™);
•	corporate/award items;
•	subsurface color images;
•	giftware;
•	three-dimensional facial images;
•	two and three-dimensional custom images;

•	licensed images and logos;
•	tabletop items;
•	gallery pieces; and
•	retail equipment.

Distribution

We sell our products to:

•    corporate distributors, including cooperating in direct mail and marketing campaigns;

•	corporations directly;
•	to mass marketing organizations, such as QVC;
•	retail kiosks owned by our independent operators;
•	college catalogs and bookstores;
•	photo distributors and retail outlets; and
•	customers over the Internet at www.seaena.com

Photo Industry.

As of December 2006, we began producing two-dimensional portrait products for several different customers, including national drug stores and portrait studios worldwide. In addition, we have online customers and single location studios ordering our portrait products. During 2007, we entered into agreements with online photoproduct distributors. The online integration process is expected to give us a broader customer base. There is considerable interest in the two-dimensional portrait product with demand from retailers and online photo distributors. The digital camera has changed the photo finishing market. Since fewer photos are being printed, it is necessary for photo finishers to offer ancillary products to make up for lost revenue. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. Our unique software platform a! llows companies to send the photography and image data via the Internet, thus providing photographers of any size the ability to offer our product.

Corporate Sales.

Our sales have increased steadily with the acquisition of Crystal Impressions, increased presence at the promotional product trade shows, expansion of our independent sales network, corporate sales, for awards programs, and corporate and marketing programs.

Independent Representatives

We are expanding our corporate sales staff an external independent representative structure. Qualified representatives are chosen based on demographics. The representatives are trained on the manufacturing process and the marketing strategies of our products. Their targeted customer base is through both the promotional product industry and direct contacts.

Infinity Buying Clubs

We are aggressively pursuing mass marketing organizations directly and through distributors, and we have sold products to organizations such as; NASCAR®, the National Basketball Association, National Hockey League and Major League Baseball, or to teams within these organizations. With wholesale and retail sales in these venues, we see expanding sales opportunities for our product lines.

College Catalogs and Bookstores

We manufacture licensed articles under the name “Collegiate Crystal”. The product consists of reproductions of collegiate logos, mascots, buildings, and landmarks pursuant to orders from our collegiate distributor, Jardine Associates. We are currently introducing a new line to the college bookstores.

Laser Equipment

Our laser systems consist of components purchased from outside vendors. We aggressively continue to seek equipment manufactures with the latest technology available which, allows us to stay on the cutting edge of laser technology.

Revenue Components

Revenues are derived from sales of various laser subsurface etched glass products and the laser etching machinery. In 2007, product sales were predominantly of laser etched products. Total glass product sales are anticipated to increase as we increase our existing customer base and sales staff. We anticipate significant growth in the two-dimensional market during 2008 and have targeted and begun discussions with several major retailers, photo market consolidators, and online photo distributors.

Suppliers

We have secured multiple suppliers in China for our raw materials. We continue to seek economically beneficial relationships both domestically and internationally.

Our raw materials have the following characteristics:

•	High transmittance and refraction of light throughout the visible and near infrared spectra;
•	Extremely low bubble and inclusion content;
•	Requires no special handling and has stable chemical properties;
•	Capable of being precision-engraved using available laser technology; and
•	Environmentally acceptable due to absence of lead and arsenic.

Competition

We compete with other manufacturers and retailers in the giftware industry and specifically with those who offer personalized engraved products. We are licensed under the patent governing subsurface decorative laser marking.

There are companies that offer laser subsurface engraved glass products for sale. However, many only offer decorative glass pieces that are pre-engraved, as opposed to custom-engraved products. We believe that we compete favorably, due to the breadth of our product lines, graphic design artists, and our methods of distribution and our reputation for rapid response to our customers needs.

We believe that we compete on the basis of:

•	Image quality, definition and accuracy;
•	Crystal and glass quality;
•	Unique shapes in Crystal and glass;
•	Production/turnaround times;
•	Creativity with respect to the art image and glass shape; and
•	Production capacity.

Research and Development

During the fiscal years ended December 31, 2007 and 2006, management concentrated efforts on finding quality equipment developed by manufacturers currently producing the necessary components. We have developed relationships with manufacturers to produce specific products to our specifications. Additionally, we are developing new innovative product lines for our expanding markets.

Government Regulation and Compliance with Environmental Laws

We are subject to government regulation typically associated with manufacturing operations. These regulations pertain to maintaining a safe operating environment, and working conditions for employees.

Compliance with environmental laws does not adversely affect our business.

Employees

We employ approximately sixty-five (65) workers, of which most all are full-time. None of our employees are covered by collective bargaining agreements.

Patents; Licenses; Royalty Agreements

During 2005, we negotiated with LDI to purchase a 51% interest in LDI, LLC and its patents. The patents are an integral part of our business and will continue to be so through the duration of the patents. LDI has exclusive license rights to a family of patents that govern subsurface decorative laser marking in crystal, glass, and other clear materials. These patents were first filed in 1991 and have been issued in the US and most first world countries. LDI purchased the patents in February 2003, as opposed to having had only the exclusive rights to those patents. In addition, LDI has another US patent, which improves on the original claims and more specifically applies them to the use of the process for manufacture of decorative crystal and glass giftware. These patents cover both the process of manufacturing laser-etched crystal giftware, as well as the manufacturing machine and finished giftware products themselves.

Through our acquisition of Lazer-Tek, Ltd. we have obtained an interest in US Patent No. 6,087,617 - computer graphics system for generating an image reproducible inside optically transparent material.

With the acquisition of U.C. Laser we also received an exclusive license for subsurface color technology.

Trademark and Trade Name

Lazer-Tek has the following federally registered trademarks, which are effective for ten years from the date of registration:

•	For “LTD” - No. 2,021,941 registered December 10, 1996
•	For “Collegiate Crystal” – No. 2,504,803 registered November 6, 2001
•	For “Photocrystals” – No. 2,787,498 registered November 25, 2003

ITEM 1A. RISK FACTORS.

Risks Relating To Our Business and Marketplace

Due to the nature of our business and the present stage of our development, our management believes the following risk factors apply to our operations as of the date of this report:

Due to our operating losses, accumulated deficit, and working capital deficiency, the report of our independent registered accounting firm contains a paragraph expressing substantial doubt about our ability to continue as a going concern.

To date, we have not had profitable operations. We expect to continue to incur additional losses for the current year. We had a net loss of $3,420,400 for the year ended December 31, 2007, used $435,542 of cash for operating activities of in the year ended December 31, 2007, and at December 31, 2007 had an accumulated deficit of $35,032,452. These conditions raise substantial doubt about our ability to continue as a going concern. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues and general and administrative expenses. We may never be able to achieve or sustain our revenue or profit goals.

We have a working capital deficiency and insufficient cash, which raises substantial doubt about our ability to sustain business operations.

At December 31, 2007, we had cash of $40,979 and a working capital deficiency of $4,520,088. Accordingly, we are dependent upon external financing such as an offering of debt and/or equity securities or continued borrowing from our CEO to continue operations. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year. However, if this funding is unavailable, we will not be able to continue operations.

We may be unable to pay our U.C. Laser debt as it becomes due, and may be required to issue additional debt or equity securities which will dilute your investment and could cause a change of control.

As mentioned, we have a significant working capital deficiency and have never generated sufficient capital from operations to continue as a going concern without outside financing. Our financial condition and continued reliance on outside financing raises the risk that we will not be able to pay our debts when they become due. We may be required to obtain additional financing to pay our debts when they become due. Obtaining additional financing could result in a dilutive issuance of debt or equity securities on terms that are not favorable to our Company or to your investment in our shares.

In 2007, we issued a $400,000 promissory note in connection with the renegotiated transaction with U.C. Laser. Pursuant to that note, we are holding 2,276,795 shares of class B preferred stock as collateral for the note. In accordance with the terms of the note, if we are unable to pay the note, as extended, we will be required to reissue the 2,276,795 shares of class B preferred stock, which are convertible into 6,505,129 shares of our common stock, or approximately 45% of outstanding common stock. If we fail to pay the U.C. Laser debt when due, we will be required to issue dilutive securities that will negatively affect your relative ownership position in our shares and will be a change of control of our Company.

We may be unable to complete our planned change of control transaction with Concord Industries or it may prove unsuccessful or divert our resources.

We have entered into a letter of intent with Concord Industries whereby Concord will acquire a 60% interest in our Company. If we do not complete this transaction with Concord, we may not be able to ever earn profits from operations, pay our debts or continue to fund our operations. Furthermore, if we do not complete the transaction with Concord, we will be forced to seek other opportunities that will allow us to increase our market presence or raise significant amounts of money to fund our plan of operation. The transaction with Concord or raising additional capital will result in a dilutive issuance of equity securities and/or the issuance of debt and the payment expenses that would lower our margins and harm our business.

We may not be able to successfully acquire Concord. Our planned acquisition will require an unspecified amount of additional capital expenditure in the form of planning, due diligence, legal, and accounting fees. We may be unable to successfully complete this or future acquisitions. If we acquire Concord, we may be unable to successfully integrate Concord with our own and maintain our standards, controls and policies. The Concord acquisition will place additional constraints on our resources by diverting the attention of our management from existing operations. The Concord acquisition will increase the size and expense of our labor force. The acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of debt and amortization of expenses related to intangible assets, all of which could lower our margins and materially affect our results from operations.

Since we operate in the giftware industry, we are affected by economic conditions and consumer trends.

Since we manufacture and market items that would be considered giftware, our success will depend upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income, such as employment, business conditions, interest rates, and taxation. If existing economic conditions continue to deteriorate, consumer spending may decline, thereby further adversely affecting our business and results of operations.

We must be able to anticipate and respond to changing merchandise trends and consumer demands in a timely manner. If we should miscalculate consumers’ purchasing habits and tastes, we may not be able to compete.

We may face competition from existing and potential competitors.

We face competition in the glass subsurface engraving industry, to compete; we may be forced to offer lower prices and narrow our marketing focus, resulting in reduced revenues, if any. Additionally, we must pursue enforcement of the United States patent for the subsurface laser engraving process.

The loss of our officers and directors or our failure to attract and retain additional personnel could adversely affect our business.

Our success depends largely upon the efforts, abilities, and decision-making of our executive officers and directors. Although we believe that we maintain a core group sufficient for us to effectively conduct our operations, the loss of Mr. Ryan would have an adverse effect on our ability to continue operations. We do not currently maintain “key-man” life insurance on any of our executives or directors, and there is no contract in place assuring their services for any length of time. The loss of any one of them would have a material adverse affect on us. There can be no assurance that the services of any member of our management will remain available to us for any period of time, or that we will be able to enter into employment contracts with any of our management, or that any of our plans to reduce dependency upon key personnel will be successfully implemented.

The knowledge and expertise of our officers and directors are critical to our operations. There is no guarantee that we will be able to retain our current officers and directors, or be able to hire suitable replacements in the event that some or all of our current management leaves our company. In the event that we should lose key members of our staff, or if we are unable to find suitable replacements, we may not be able to maintain our business and might have to cease operations, in which case an investment in our stock could be lost.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers t! o sell our securities and the ability of stockholders to sell their securities in the secondary market. We have not been late in any of our SEC reports through December 31, 2007.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 50,000,000 shares of common stock, 10,000,000 shares of Class A preferred and 5,000,000 shares of Class B preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting an investment in our common stock.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse e! ffect on the market for our shares

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2. PROPERTIES.

Our corporate headquarters are located at 1181 Grier Drive, Suite B, Las Vegas Nevada 89119. We lease the facilities from an unrelated third party and we have a lease term, which expires on June 30, 2008. We currently lease approximately 16,000 square feet. We believe our current office space exceeds our needs; therefore, upon expiration of our existing lease, we will be looking to reduce our square footage in an effort to minimize overhead costs.

Our manufacturing plant is located at 3 Floor B Building,Yin Du Road No. 588, 201108

Shanghai China. We have leased the 9,800 square foot facility for a one-year period expiring on October 31, 2008. Our monthly rental fee is $2,898. In addition, we maintain 3,600 square feet of office space on the 7th floor. We pay a monthly rental fee of $1,672 and the lease expires on August 31, 2008.

ITEM 3. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock has been trading on the over-the-counter bulletin board (“OTCBB”) since March 2000. The common stock traded under the symbol “ABIL” from March 2000 to December 9, 2002, and under the symbol “CYXG” from December 9, 2002 to March 30, 2006. Since March 31, 2006, it has traded under the symbol “SEAI.” The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions. Quotation information for 2006 has been adjusted for the 1-for-35 reverse stock split.

	2007		2006
	High	Low	High	Low
1st Quarter	0.95	0.32	1.93	0.00
2nd Quarter	0.49	0.25	0.51	0.10
3rd Quarter	0.41	0.10	4.00	0.35
4th Quarter	1.25	0.10	0.70	0.30

(b) Holders of Common Stock

As of March 25, 2008, we had approximately 200 stockholders of record of the 8,023,708 shares outstanding. As of March 25, 2008, the closing price of our shares of common stock was $0.06 per share.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

NONE.

Recent Sales of Unregistered Securities

We did not issue any of our equity securities during the year ended December 31, 2007.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2007.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview of Current Operations

We are a publicly traded manufacturer and distributor of subsurface laser etched glass. During 2007, our management team has focused on reducing general and administrative expenses in part by increasing operational efficiencies and replacing staff with individuals that are more qualified. With our 2006 acquisition of the China facility, we feel we will be able to continue to improve our efficiencies by utilizing the staff there, which eliminates the need for expanding our production staff here in the US. Furthermore, this allows us to focus more on expanding our sales and marketing efforts here in the US, which should enhance our revenues going forward.

Our vision is to continue to focus on growing the sales staff while also introducing new products and/or technologies into our existing distribution channels. This will allow us to diversify our product offerings and provide additional revenue channels. We are further utilizing independent representatives across the globe to increase our coverage without significantly increasing overhead. These representatives have been recruited based on abilities, client base, and geographic location and are trained on our product, technology, and core philosophy of superior customer service and quality.

Our goal to aggressively increase our client base has been a success based on new orders and inquires. Our two-dimensional portrait line is growing rapidly and is anticipated to be a major revenue channel by the end of the 2008. We are currently in discussions to further enhance our distribution through other national supply chains. We have experienced an increase in demand for new products in the photo processing industry providing us with what management believes to be a substantial growth opportunity.

The digital camera has changed the photo finishing market; fewer photos are being printed, but rather stored digitally or printed at home on personal computers. This has created a necessity for the photo finishers to offer ancillary products as a way to alleviate the pressure caused by lost revenue in the finishing process. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. Our customized software platform allows companies to send the photo or image data via the Internet, thus providing photographers of all sizes the ability to offer our product with little or no additional overhead. The proprietary software manipulates the image whereby the lasers can engrave a replica of the image in glass. Beginning in 2007, we have implemented an Internet-based order processing system with a significant online photoproduct distributor. Our distributor represents a growing percentage of photo developers and distributors of the ancillary products produced from photos. As a result, our product is now available on a number of online photo processing sites. We are also continuously negotiating the placement of our product in photo kiosks set up by the larger photo processors in brick and mortar retail locations.

We have secured direct glass suppliers in China who have offered more competitive pricing, with the expectation of reducing glass and component costs significantly. This allows us to approach our retail pricing matrix more aggressively resulting in an added competitive advantage. Our China facility has been totally restructured following the U.C. Laser acquisition and is now fully operational and servicing both Asia and Europe. We are establishing and re-building existing relationships with independent representatives for product distribution. This facility gives us a permanent China presence to assist in negotiating with current and potential vendors on an ongoing basis for raw materials as well as direct access to new product development. We expect to decrease not only our production and raw material overhead as a percentage of sales, but we also expect to increase our production efficiencies helping to achieve lower cost margins. We are also in negotiations with other potential independent operators who wish to purchase our retail laser machines. Accordingly, we expect increases in product sales to meet or surpass projections. This projected increase in revenu! es, coupled with an anticipated increase in gross margins, should allow us to continue with plans of growth and profitability.

On January 15, 2008, we entered into a binding Letter of Intent with Concord Industries whereby we will acquire Concord in a reverse acquisition.  Pursuant to the agreement, we have agreed to issue a number of shares equal to 60% of the shares then outstanding to the Concord shareholders in exchange for 100% of the issued and outstanding Concord shares.  Upon closing, we will issue 53% of the shares to the Concord shareholders and 7% will be held in escrow and released upon the achievement of certain milestones over a three-year period following the closing. It is managements’ expectation that the consummation of this agreement will open up additional distribution channels and product lines resulting in substantial growth for both companies. The original Letter of intent expires on March 31, 2008. We have jointly agreed to extend the closing until April 3! 0, 2008.

Results of Operations for the Fiscal Years Ended December 31, 2007 and 2006.

The following table summarizes selected items from the statement of operations at December 31, 2007 compared to December 31, 2006.

INCOME:

	Year Ended December 31,		Increase (Decrease)
	2007	2006	$	%

Revenue	$3,336,957	$4,272,495	$(935,538)	(21%)

Cost of Goods Sold	1,342,091	1,698,844	(356,753)	(20%)

Gross Profit	$1,994,866	$2,573,651	$(578,785)	(22%)

Gross Profit Percentage of Sales	59%	60%	--	(1%)

Revenue

Our revenue for the year ended December 31, 2007 totaled $3,336,957 compared to $4,272,495 in 2006 representing a decline in gross revenue of $935,538. In 2007, approximately

62% of our total revenue was attributable to custom orders for corporate specialty and promotional items, which totaled $2,082,967 compared to $3,040,393 or 71% of total revenue in 2006. We believe the decrease of $957,426 in custom orders relates directly to additional market competition and our retail price restructuring. We are focusing additional marketing efforts in the photo industry as well as developing relationships with similar companies whereby we can expand our product line and distribution channels. Our revenue generated from royalties has declined slightly to $237,495 in 2007 compared to $277,773 in 2006. We anticipate royalties to remain consistent throughout the upcoming year. The remainder of our revenue is generated through sales of raw materials, glass etching, and add-on products. In 2007, this totaled $1,016,495 and $954,329 in 2006, resulting in an increase of $62,166 in 2007.

Cost of goods sold/ Gross profit percentage of sales

Our cost of goods sold for the year ended December 31, 2007 was $1,342,091 compared to $1,698,844 for the year ended December 31, 2006 representing a decrease of $356,753 or 20% in 2007. Cost of goods sold in 2007 consisted primarily of glass, product bases, and transportation costs. Materials represent approximately 57% or $766,350 of our total cost of goods sold while 27% or $367,042 represented transportation costs. In 2006, our cost of materials was $1,047,901 or 63% and transportation costs were $445,644 or 26%. We attribute the decrease in material costs directly to our ability to secure raw materials at a lower cost from our suppliers located in China. We expect to recognize continued savings in 2008. Transportation costs as a percentage of our total costs of sales increased by 1%, which is attributable to normal price increases in the transportation industry.

EXPENSES:

	Year Ended December 31,		Increase / (Decrease)
	2007	2006	$	%
Expenses:
General and administrative	$ 839,562	$ 1,574,548	$ (734,986)	(47%)
Payroll and related benefits	1,829,935	1,775,441	54,494	3%
Professional fees	227,707	149,996	77,711	52%
Rent expense	253,139	228,820	24,319	11%
Depreciation and amortization	1,308,732	1,394,350	(85,618)	(6%)
Impairment on intangibles	512,917	7,348,333	(6,835,416)	(93%)
Total operating expenses	4,971,992	12,471,488	(7,499,496)	(60%)

Loss from operations	(2,977,126)	(9,897,837)	(6,920,711)	(70%)
Other income (expense):
Interest expense, net	(32,910)	-	32,910	-
Interest expense, related party	(321,769)	(396,632)	(74,863)	(19%)
Loss on sale of equipment	(51,984)	-	51,984	-
Other	(36,611)	419,005	455,616	109%
Total other income (expense)	(443,274)	22,373	465,647	NA
Net loss	$(3,420,400)	$(9,785,464)	$(6,365,064)	(65%)

General and Administrative

Our general and administrative expenses were $839,562 and $1,574,548 for the years ended December 31, 2007 and 2006, respectively. The decrease of $734,986 or 47% resulted from management’s restructuring and streamlining of administrative overhead through the elimination of redundancies previously existing between our subsidiaries. We exhibited the most efficiency through our reduction in courier fees of 66% or $32,274 and repairs and maintenance of 63% or $26,671 over 2006.

Payroll Expenses

Payroll and related benefits for the year ended December 31, 2007 increased by $54,494 or 3% from $1,775,441 for the year ended December 31, 2006 to $1,829,935 for the year ended December 31, 2007. The increase is a result of management’s analysis of compensation levels in like companies and their desire to compete in the available labor force.

Professional Fees

Our professional fees include fees paid to our accountants and attorneys. Our professional fees for the year ended December 31, 2007, were $227,707 compared to professional fees of $149,996 for the year ended December 31, 2006, an increase of $77,711 or 52%. The increase was the result of our re-negotiated agreement with UC Laser. We will continue to seek the services of outside professionals for general corporate governance and regulatory compliance and anticipate stable costs for these services in the future.

Rent Expense

Rent expense for the year ended December 31, 2007, was $253,139 compared to rent of $228,820 for the year ended December 31, 2006, an increase of $24,319 or 11%. In June 2008, our current lease will terminate. It is our intention to enter into a new lease upon termination whereby reducing our existing square footage. As a result, we expect a decrease in our leasing expense in the up coming year.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2007 decreased by $85,618 or 6% from $1,394,350 for the year ended December 31, 2006 to $1,308,732 for the year ended December 31, 2007. The decrease is principally due to the amortization of the intangible assets purchased with the acquisition of U.C. Laser Ltd in 2006, which were impaired and no longer amortized during 2007.

Impairment on Intangible Assets

Impairment on intangible assets for the year ended December 31, 2007 decreased by $6,835,416 or 93% from $7,348,333 for the year ended December 31, 2006 to $512,917. During 2007 and 2006, we experienced non-recurring costs related to the impairment of intangible assets related to the closing of certain UC Laser operations.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2007 were $4,971,992 compared to $12,471,488 for the year ended December 31, 2006. The decrease of $7,499,496 or 60% was primarily due to the decreased impairment on intangible assets during 2007. Total operating expenses before impairment of intangible assets was $5,123,155 for the year ended December 31, 2006 and $4,459,075 for the year ended December 31, 2007, a decrease of $664,080 or 13%, which is principally due to operational efficiencies gained from acquisitions

Loss from Operations

Our net operating loss for the year ended December 31, 2007 was $2,977,126 compared to a net operating loss of $9,897,837 for the year ended December 31, 2006. Net operating income (loss) is the result of revenue minus total expenses. We experienced non-recurring costs related to the impairment of intangible assets related to the closing of certain UC Laser operations. Loss from operations before impairment of intangible assets was $2,549,504 for the year ended December 31, 2006 and $2,464,209 for the year ended December 31, 2007 resulting in a decrease of $85,295, which, despite declining revenues is principally due to operational efficiencies gained from acquisitions.

Other Income (Expenses)

Interest expense for the year ended December 31, 2007 increased by $32,910 from $-0- for the year ended December 31, 2006. The increase is due to the imputed interest recorded on the $400,000 note payable issued as part of the settlement and reacquisition of preferred stock issued during the UC Laser acquisition.

Interest expense due to a related party decreased for the year ended December 31, 2007 by $74,863 or 19% from $396,632 for the year ended December 31, 2006 compared to $321,769 for the year ended December 31, 2007

Loss on sale of equipment for the year ended December 31, 2007 amounted to $51,984. No equipment was sold during the year ended December 31, 2006.

Other income (expense) for the year ended December 31, 2007 increased by $455,616 or 109% from $419,005 of other income for the year ended December 31, 2006 to $36,611 of other expenses for the year ended December 31, 2007.

Net (loss)

Our net loss of $3,420,400 for the year ended December 31, 2007 decreased by $6,365,064 or 65% compared to a net loss of $9,785,464 for the year ended December 31, 2006. Our decreased net loss is primarily attributable to the 2006 impairment of goodwill acquired in our acquisition of UC Laser as discussed in detail in Item 1, we discontinued certain operations of UC Laser as of December 31, 2006 which resulted in an inability to substantiate our carrying value based on future discounted cash flows.

Though, we were able to reduce our general and administrative costs through operational efficiencies gained in strategic acquisitions, in 2006 we recorded other income related to forgiveness of payments due under royalty agreements which, countered the reductions in overhead expense.

Liquidity and Capital Resources

The following table summarizes total current assets, current liabilities, and working capital at December 31, 2007 compared to December 31, 2006.

	December 31,		Increase / (Decrease)
	2007	2006	$	%

Current Assets	$1,259,057	$1,815,502	$(556,445)	(31%)

Current Liabilities	$5,779,145	$4,600,888	$1,178,257	26%

Working Capital (deficit)	$(4,520,088)	$(2,785,386)	$1,734,702	62%

At December 31, 2007, we had a working capital deficit of $4,520,088 as compared to $2,785,386 at December 31, 2006. We had cash and cash equivalents of $40,979 at December 31, 2007 as compared to $113,877 at December 31, 2006. The increase in the working capital deficit is principally due to the additional debt required to fund ongoing operations and the loss generated during the year ended December 31, 2007.

Cash Flows. Since inception, we have financed cash flow requirements through debt financing, the issuance of common stock and revenues generated from the sale of our products. As we expand operational activities, we may experience net negative cash flows from operations, pending receipt of sales and may be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

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

During the year ended December 31, 2007, our financing activities provided cash of $405,000, while our operating and investing activities used cash of $435,542 and $44,161, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Satisfaction of our cash obligations for the next 12 months

Historically, our plan of operation has been limited by a lack of adequate working capital. As of December 31, 2007, we had available cash of $40,979. Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and growth. Consequently, we will be required to seek additional capital in the future to fund growth through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available, it may take either the form of debt or equity.

We intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity, or debt financing or credit facilities. We must implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

Plan of Operation

During the next twelve months management plans to continue its focus on increasing efficiencies in all areas and improving processes to better serve our customers. We have implemented new quality control measures resulting in decreased error rates. We are also improving our software platform for tracking orders, processes internally which should greatly reduce human interaction resulting in reduced labor costs, and improved order tracking for our customers. We are implementing a new CRM program that will help our sales staff track customers and orders more effectively allowing each representative the ability to reach more customers. In addition, management has hired managers with extensive experience in process management and control.

We are focused on increasing our revenue and gross profit while holding most other costs flat. We have eliminated non-critical personnel and expenditures, renegotiated leases, debt and prices while building a strong team of qualified and dedicated personnel. Like many companies that pioneer an industry, we are focusing efforts on better ways to bring the products to market. We are building a “team” environment within its sales staff, which rewards performance in many creative ways. Again, we believe we can grow revenues during the next twelve months without a significant increase to overhead. With the exception of minimal key hires, we feel that providing better training for our staff will help us to reach customers and markets more effectively and efficiently. We signed an agreement with one of the largest photoproduct consolidators of ancillary product holding contracts with several, major online photoproduct distributors. We have recently implemented an order processing integration system with an internet-based distributor, which we anticipate will increase our web-based revenues significantly. The production plant in Shanghai, China, which we acquired is now operational and will allow us to produce larger run orders, standard pieces, and jobs with adequate lead-time for greatly reduced costs, as well as support Asia and Europe production orders in a timely manner. A customer service staff in China is also now able to assist the European sales efforts and inquiries, as well as order processing.

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

We are aggressively pursuing new products to introduce to the marketplace as well as executing key agreements to secure customer contracts. We are very focused on driving sales in all product categories to help increase revenues.

We are continuing to build a positive environment in which people can thrive and reach the goals set out by management.

Summary of any product research and development that we will perform for the term of our plan of operation

We do not anticipate performing any additional significant product research and development under our plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of us as a going concern. We incurred a net loss for the year ended December 31, 2007 of $3,420,400, used cash for operating activities of $435,542 for the year ended December 31, 2007, and at December 31, 2007 had an accumulated deficit of $35,032,452 and a working capital deficit of $4,520,088. These conditions raise substantial doubt as to our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have taken the following steps that we believe will be sufficient to provide us with the ability to continue in existence. On January 15, 2008, we entered into a binding letter of intent to acquire Concord Industries, Inc., a privately held Connecticut corporation. The acquisition, subject to certain milestones and conditions, is expected to be completed before the end of the second quarter. Our management believes that the merger of our company with Concord Industries, Inc. will enable us to continue as a going concern. While incorporating the strengths and expertise of both Seaena and Concord Industries with newly created economies of scale, we believe that the management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to complete the acq! uisition or sustain operations.

We have eliminated non-critical personnel and expenditures, reduced travel and renegotiated leases, debt and prices while building a strong team of qualified and dedicated personnel. We believe we can grow revenues during the next twelve months without a significant increase to overhead.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, any potential losses from pending litigation and deferred tax asset or liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments ! about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Machine Sales. Laser equipment is sold to our independent operators/retailers, most frequently in three installment payments as follows: 40% upon order, 40% prior to delivery, and 20% upon completion of installation of equipment at the retail location. We retain ownership of the proprietary software and license use of the software to the distributor/retailer for a monthly fee, which is normally $500.

Product Sales. Revenue from the sale of subsurface laser products (glass or equipment) is recognized when title to the products is transferred to the customer, upon shipment, and only when no further contingencies or material performance obligations are warranted.

Royalty Revenue. We recognize royalty revenue from licensing our technology only when earned, and no further contingences or material performance obligations are warranted.

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

Intangible Assets. Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek and UC Laser. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets! , economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the assets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Developments

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (Consolidated Financial Statements).” SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. We are evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position, and the related disclosures.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations.” SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies, be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations after December 15, 2008. Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. We are evaluating the effect, if any, that the adoption of SFAS 141(R) will have on our results of operations, financial position, and the related disclosures.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a re-measurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SF! AS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Management Responsibility for Financial Information

We are responsible for the preparation, integrity and fair presentation of our financial statements and the other information that appears in this annual report on Form 10-K. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include estimates based on our best judgment.

We maintain a comprehensive system of internal controls and procedures designed to provide reasonable assurance, with an appropriate cost-benefit relationship, that our financial information is accurate and reliable, our assets are safeguarded, and our transactions are executed in accordance with established procedures.

We retained Weaver & Martin, LLC, an independent registered public accounting firm, to audit our consolidated financial statements. Its accompanying report is based on audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

De Joya Griffith & Company, LLC to Weaver & Martin, LLC.

On, December 31, 2007 we dismissed De Joya Griffith & Company, LLC as our independent accountants and engaged Weaver & Martin, LLC, as our independent accountants for the year ended December 31, 2007. This is a change in accountants recommended and approved by our executive management and board of directors. During the most recent two fiscal years and the portion of time preceding the decision to engage Weaver & Martin, LLC, we did not nor did anyone engaged on our behalf consult with Weaver & Martin, LLC regarding (i) either the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(10(iv) of Regulation S-B) or a reportable event.

De Joya Griffith & Company, LLC audited our financial statements for the fiscal year ended December 31, 2006. The audit report on these financial statements was modified as to uncertainty that the company would continue as a going concern. Other than this modification, the report neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope, or accounting principles.

From May 10, 2004, through the date of December 31, 2007, De Joya Griffith & Company, LLC’s dismissal, there were no disagreements between us and De Joya Griffith & Company, LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Joya Griffith & Company, LLC would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report.

The change in accountants did not result from any dissatisfaction with the quality of professional services rendered by De Joya Griffith & Company, LLC, as our independent accountants.

ITEM 9A. CONTROLS AND PROCEDURES.

Our Chief Executive Officer, Kevin Ryan and our President Mr. Doug Lee, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Messrs. Ryan and Lee concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

/s/ Kevin T. Ryan	/s/ Doug E. Lee
Kevin T. Ryan	Doug E. Lee
Chief Executive Officer	Principal Financial Officer

ITEM 9B. OTHER INFORMATION.

None.

PART III

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers, directors, and key employees are:

Name	Age	Position
Kevin T. Ryan	57	Chief Executive Officer and Director
Doug Lee	43	President
Robert McDermott	62	Director
Zvi Dinstein	81	Director (resigned during 2007)

Our shareholders elect our directors annually and our board of directors appoints our officers annually. Vacancies in our board are filled by the board itself. Set forth below are brief descriptions of the recent employment and business experience of our executive officers and directors.

Kevin T. Ryan, Chief Executive Officer, and Director

Mr. Ryan became our president and chief executive officer and a director in July 2004 and resigned as president in January 2005. Since January 1998, he has served as president of Ryan Capital Management and Charan Industries, Inc., Westbury, New York. Charan Industries, Inc. is currently involved in construction and redevelopment, product line development for coin-operated games and the food and beverage industry, and special situations in hotel and marina operations. From 1992 to 1996, Mr. Ryan was the president of Bowling Corporation of America, a subsidiary of Charan. During that period, Charan’s bowling, leisure, and gaming activities accounted for 80% of Charan’s corporate sales and had 4,000 full and part-time employees. In 1996, Bowling Corporation of America was sold to AMF, Inc.

Doug Lee, President

Mr. Lee was elected as president to succeed Mr. Ryan in January 2005. Mr. Lee founded TD Sports, which organized training camps sponsored by corporations in the Midwest. Mr. Lee served as an advisor during the National Basketball Association collective bargaining agreement in the mid 1990’s. He has been the co-owner of Springboard Agency, a web and marketing company based in Dallas, Texas, since June 2004. Mr. Lee was involved in professional basketball from 1988 to 2000 as a player and consultant. Mr. Lee is currently serving on the advisory council for Purdue University. Mr. Lee attended Texas A&M University and Purdue University where he received a BS in RHI Business with “Big Ten” Academic Honors.

Patty Hill, Interim Chief Financial Officer (Resigned during 2007)

Ms. Hill has been serving as interim chief financial officer since January 2007. Ms. Hill received a bachelor of science degree as an accounting major from the University of Minnesota School of Management.

Robert McDermott, Director

Mr. McDermott has served as a Director since July 2004. Mr. McDermott served as domestic and international subsidiary controller for a division of Nabisco Inc., a Fortune 100 Company. From 1968 to 1971, he was a senior accountant for Price Waterhouse & Co. Mr. McDermott is a Certified Public Accountant and is a director of a number of privately held companies.

Zvi Dinstein, Director (Resigned during 2007)

Dr. Dinstein has been a director since March 2006 and has been a director of U.C. Laser Ltd. since its formation in 1999. Since 1985, Dr. Dinstein has been the chairman of the board of directors of the Belfer Center for Energy Research, which grants research funding and operates in cooperation with the Israeli Ministry of National Infrastructure and the Ministry of Environment. Dr. Dinstein is also a member of the board of governors of the Tel Aviv University, the Weizman Institute of Science, and The Hebrew University of Jerusalem.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company. We expect to adopt a code by the end of the current fiscal year.

Audit Committee

The entire board of directors acts as our audit committee. We do not have an audit committee financial expert serving on our audit committee at this time. We propose to expand our board of directors in the near future to include a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors, and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5 filings were required, we believe that during the fiscal year ended

December 31, 2007, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners except as follows:

Reporting Person	Date Report Due	Date Report Filed
Stephen Seal	01/12/07	02/07/07

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information the remuneration of our chief executive officers and our two most highly compensated executive officers who served as executive officers at the end of December 31, 2007 and earned in excess of $100,000 per annum during any part of our last two fiscal years:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensa-tion Earn- ings ($)	All Other Compensation ($)	Total ($)
Kevin T. Ryan, CEO (1)	2007 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Doug Lee, President (2)	2007 2006	150,000 150,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	150,000 150,000
(1)	Mr. Ryan has served as Chief Executive Officer since July 2004.
(2)	Mr. Lee has served as the President since January 2005.

There were no stock options or stock awards granted in 2007 and no options or awards are outstanding at December 31, 2007. We do not have an employment agreement with Messr’s Ryan or Lee.

Compensation of Directors

Directors do not receive compensation but are reimbursed for their expenses for each meeting of the board that they attend.

Stock Option Plans

We do not have any stock option plans at this time, but plan to adopt a plan for our employees in the near future.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, as of March 28, 2007, concerning shares of our common stock, the only class of our securities that are issued and outstanding, held by (1) each stockholder known by us to own beneficially more than five percent of the common stock, (2) each of our directors, (3) each of our executive officers, and (4) all of our directors and executive officers as a group:

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Kevin T. Ryan 3950 E. Patrick Lane, Suite 101 Las Vegas, NV 89120	3,385,942	42.2%
Zvi Dinstein 24 Heh Bylar Street Kikar Homedina Tel Aviv, Israel L3	1,626,282	16.9%
John S. Woodward 9087 Fawn Grove Drive Las Vegas, NV 89147	1,218,824 (3)	15.2%
Michael D. William, Trustee C/O 1645 Village Center Circle, Suite 170 Las Vegas, NV 89134	736,186 (4)	9.2%
Doug Lee C/O 1181 Grier Drive, Suite B Las Vegas, NV 89134	516,642	6.4%
Robert McDermott C/O 1181 Grier Drive, Suite B Las Vegas, NV 89137	57,142	0.7%
Officers and directors as a group (4 persons)	5,586,008	69.6%
(1)

To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such 8,023,708 shares of Common Stock outstanding as of December 31, 2007.

(2)

If a person listed on this table has the right to obtain additional shares of Common Stock within 60 days from December 31,2007 the additional shares are deemed to be outstanding for the purpose of computing the percentage of class owned by such person, but are not deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)	Includes 1,200,000 shares held by Mr. Woodward as trustee of John S. Woodward Living Trust UAD 11-4-99.
(4)	These shares are held of record by four different trusts of which Mr. Williams is the trustee or a co-trustee: Sally Wind 1 Trust (264,285 shares), Sally Wind 2 Trust (103,807 shares), Sally Wind 3 Trust (103,808 shares), and Sally Wind 4 Trust (264,286 shares).

Kevin Ryan may be deemed to be the “parent” of our company within the meaning of the rules and regulations of the Securities and Exchange Commission.

Equity Compensation Plans

We did not have any equity compensation plans outstanding as of December 31, 2007.

Changes in Control

As of January 1, 2006, we completed the Asset Purchase Agreement with U.C. Laser Ltd., entered into on December 29, 2005 but to be effective January 1, 2006, in which we agreed to purchase all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets acquired include U.C. Laser’s subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser’s worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd. There was no relationship, other than in respect of this transaction, between U.C. Laser and us or any of our affiliates.

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

On May 3, 2007 we entered into an “Agreement and Mutual Release” with U.C. Laser Ltd (“UC”). Pursuant to the agreement, we issued a non-interest bearing promissory note in the amount of $400,000 due in full on November 3, 2007 with a discounted value of $380,508 based on a discount rate of 10%. The promissory note was modified on October 29, 2007 to extend the maturity date to May 3, 2008. We granted a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $0.575 per share, expiring on December 31, 2010. Imputed interest has also been recorded at our borrowing rate of 10%, which resulted in a carrying value of $380,508 originally, and $400,000 as of December 31, 2007. Interest expense of $19,492 has been recorded during the year ended December 31, 2007. Further, we agreed to repurchase and hold in treasury as collateral to the Promiss! ory Note, 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement.

We agreed that our board of directors, upon the completion of this transaction, would consist of five members, two of whom would be Marshall D. Butler and Zvi Dinstein. Mr. Butler resigned as a director effective December 13, 2007.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below; our present directors, officers or principal shareholders, nor any family member of the foregoing, nor, to the best of our information and belief, any of our former directors, senior officers or principal shareholders, nor any family member of such former directors, officers or principal shareholders, has or had any material interest, direct or indirect, in any transaction, or in any proposed transaction which has materially affected or will materially affect us.

Kevin T. Ryan

Pursuant to an irrevocable proxy with respect to the Class B Preferred shares granted by U.C. Laser, Mr. Ryan has the right to vote the shares, as well as any shares of common stock into which the Preferred Shares are convertible, for a period of one year commencing March 31, 2006. The Stockholder agreement expired on March 31, 2007. Further, we re-negotiated our transaction with UC Laser whereby we agreed to repurchase and hold in treasury as collateral, the 2,276,795 shares of its class B preferred stock.

On June 2, 2006, we entered into a Credit Agreement with North Fork Bank, located in Melville, New York. The Credit Facility provided for a term loan in the principal amount of $3,000,000 and a line of credit of $1,000,000 and secured by all of our assets. Mr. Ryan personally guaranteed repayment, pledged private assets, and further agreed to subordinate any potential claims or liens as additional collateral. On May 31, 2006, we executed an unsecured demand promissory note to Mr. Ryan in the amounts of $1,792,500 and bears interest at 10% per annum.

On December 12, 2006, Mr. Ryan advanced $1,096,443.13 for full payment of the loans due to North Fork Bank. Subsequently all collateral was released. The Ryan Note, including the original balance and the additional advance, is secured by a senior security interest in all of our assets.

On December 31, 2007, we signed a promissory note to Mr. Ryan in the amount of $572,129 which, represent cash advances received from Mr. Ryan, together with accrued interest for the year ended December 31, 2007. The note bears interest at a rate of 10% is secured by all our assets, and is due on demand.

Douglas Lee

Doug Lee became our president in January 2005. During the years ended December 31, 2007 and 2006, we purchased promotional materials totaling $0 and $21,478.42, respectively from Springboard Agency, a web design and software support company in Dallas, Texas where Mr. Lee maintains a 50% ownership interest.

Future Transactions

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party. A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions. We believe that of the transactions described above have been on terms as favorable to us as could have been obtained from unaffiliated third parties as a result of arm’s length negotiations.

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

Since we are not currently subject to corporate governance standards relating to the independence of our directors, we choose to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors (NASDAQ Marketplace Rule 4200). The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.

We do not have any directors that may be considered an independent director under the above definition. We do not list that definition on our Internet website.

We presently do not have an audit committee, compensation committee, nominating committee, executive committee of our Board of Directors, stock plan committee or any other committees.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by Weaver & Martin, LLC, for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $80,000 and $--, respectively.

The aggregate fees billed for professional services rendered by De Joya Griffith & Co., for the audit of our annual financial statements and review of the financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2007 and 2006 were $117,500 and $108,000, respectively.

(2) AUDIT-RELATED FEES

NONE.

(3) TAX FEES

NONE.

(4) ALL OTHER FEES

NONE.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedule

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Amendment to U.C. Laser Asset Purchase Agreement dated February 1, 2006		8-K		2.2	04/05/06
2.2	Second Amendment to U.C. Laser Asset Purchase Agreement dated March 9, 2006		8-K		2.3	04/05/06
3.1(i)(a)	Articles of Incorporation of Crystalix Group International, Inc.		10-KSB	12/31/02	3.1	04/03/03
3.1(i)(c)	Certificate of Amendment to Articles of Incorporation		8-K		3.1	04/05/06
3.1(ii)	Amended and Restated Bylaws of Americabilia.com, Inc.		10-12G		3.2	03/03/00
4.1	Certificate of Designation of Class B Preferred Stock		8-K		4.1	04/05/06
4.2	Warrant issued to U.C. Laser Ltd. dated May 3, 2007		8-K		4.1	05/24/07

10.1	Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006	8-K	10.1	04/05/06
10.2	Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006	8-K	10.2	04/05/06
10.3	Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006	8-K	10.3	04/05/06
10.4	Credit Agreement between Seaena, Inc. and North Fork Bank dated June 2, 2006	8-K/A	10.1	07/13/06
10.5	Line of Credit Note dated June 2, 2006	8-K/A	10.2	07/13/06
10.6	Term Loan Note dated June 2, 2006	8-K/A	10.3	07/13/06
10.7	Individual Guaranty of Marshall Butler dated June 2, 2006	8-K/A	10.4	07/13/06
10.8	Individual Guaranty of Kevin Ryan dated June 2, 2006	8-K/A	10.5	07/13/06
10.9	Unsecured Demand Promissory Note in favor of Kevin T. Ryan dated May 31, 2006	8-K/A	10.6	07/13/06
10.10	Unsecured Demand Promissory Note in favor of Marshall D. Butler dated May 31, 2006	8-K/A	10.7	07/13/06
10.11	Amended and Restated Promissory Note dated December 12, 2006 to Kevin T. Ryan	8-K	10.1	12/27/06
10.12	Security Agreement for the benefit of Kevin T. Ryan dated December 12, 2006	8-K	10.2	12/27/06
10.13	Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of January 8, 2007	8-K	10.1	05/24/07

10.14	Amendment to Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of May 3, 2007		8-K	10.2	05/24/07
10.15	Promissory Note to U.C. Laser Ltd. dated May 3, 2007		8-K	10.3	05/24/07
10.16	Pledge Agreement for the benefit of U.C. Laser Ltd. dated May 3, 2007		8-K	10.4	05/24/07
10.17	Modification of Promissory Note dated October 29, 2007		8-K	10.17	11/14/07
16.1	Letter from De Joya Griffith & Company, LLC		8-K	16	01/04/08
21	List of Subsidiaries	X
31.1	Certification of Kevin T, Ryan Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Doug Lee, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Kevin T. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Doug Lee, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAENA, INC.

By: /s/Kevin T. Ryan
Kevin T. Ryan, Chief Executive Officer

Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/Doug E. Lee	President	March 31, 2008
Doug E. Lee	(Principal Financial Officer)

/s/Kevin T. Ryan	Chief Executive Officer & Director	March 31, 2008
Kevin T. Ryan	(Principal Executive Officer)

/s/Robert Mc Dermott	Director	March 31, 2008
Robert Mc Dermott

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Seaena, Inc.

Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Seaena, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Seaena’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, asse! ssing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Seaena, Inc. as of December 31, 2007, and the results of their operations, stockholders’ equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Weaver & Martin, LLC

Kansas City, Missouri

March 31, 2008

SEAENA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$40,979	$113,877
Accounts receivable, net of allowance of $90,000	377,502	577,720
Inventory	704,235	981,262
Other current assets	136,341	142,643
TOTAL CURRENT ASSETS	1,259,057	1,815,502

PROPERTY AND EQUIPMENT
Furniture and fixtures	163,423	151,136
Computers and equipment	1,616,559	1,685,341
Vehicles	33,499	4,000
Leasehold improvements	54,277	41,661
	1,867,758	1,882,138
Accumulated depreciation	1,093,500	757,600
TOTAL PROPERTY PLANT AND EQUIPMENT	774,258	1,124,538

OTHER ASSETS
Intangible assets:
Licenses and related costs, net of accumulated amortization
of $822,900 and $902,420, respectively	822,901	987,481
Customer lists and relationships, net of accumulated amortization
of $398,356 and $490,000, respectively	1,201,644	1,622,500
Patent, net of accumulated amortization
of $156,820 and $273,123, respectively	393,180	1,125,838
Artwork, net of accumulated amortization
of $149,384 and $150,000 respectively	150,616	300,000
Other assets	-	16,843
Total other assets	2,568,341	4,052,662

TOTAL ASSETS	$4,601,656	$6,992,702

SEAENA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES
Accounts payable	$711,281	$688,105
Accrued expenses	219,863	461,783
Accrued interest, related party	499,449	177,680
Customer deposits	487,480	217,248
Note payable	400,000	-
Notes payable, related party	3,461,072	3,056,072
TOTAL CURRENT LIABILITIES	5,779,145	4,600,888

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock - Class A, $0.001 par value; 10,000,000 shares
authorized; no Class A shares issued and outstanding	-	-
Preferred stock - Class B, Convertible, $0.001 par value; 5,000,000 shares
authorized; 2,276,795 Class B shares issued and outstanding	2,277	2,277
Common stock; $0.001 par value; 50,000,000 shares
authorized; 8,023,708 shares issued and outstanding	8,024	8,024
Additional paid-in capital	34,223,364	33,993,565
Accumulated deficit	(35,032,452)	(31,612,052)
Treasury stock	(380,508)	-
Accumulated other comprehensive income	1,805	-
TOTAL STOCKHOLDERS' (DEFICIT) EQUITY	(1,177,490)	2,391,814

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$4,601,655	$6,992,702

The accompanying notes are an integral part of these consolidated financial statements.

SEAENA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2007	2006

REVENUE	$3,336,957	$4,272,495
COST OF GOODS SOLD	1,342,091	1,698,844
GROSS PROFIT	1,994,866	2,573,651

OPERATING EXPENSES
General and administrative	839,562	1,574,548
Payroll and related benefits	1,829,935	1,775,441
Professional fees	227,707	149,996
Rent expense	253,139	228,820
Depreciation and amortization	1,308,732	1,394,350
Impairment on intangible assets	512,917	7,348,333
TOTAL OPERATING EXPENSES	4,971,992	12,471,488

LOSS FROM OPERATIONS	(2,977,126)	(9,897,837)

OTHER INCOME (EXPENSES):
Interest expense, net	(32,910)	-
Interest expense, related party	(321,769)	(396,632)
Loss on sale of equipment	(51,984)	-
Other	(36,611)	419,005

TOTAL OTHER INCOME (EXPENSE)	(443,274)	22,373

LOSS BEFORE INCOME TAXES AND
MINORITY INTEREST	(3,420,400)	(9,875,464)

PROVISION FOR INCOME TAXES	-	-

MINORITY INTEREST IN LOSS OF
CONSOLIDATED SUBSIDIARY	-	-

NET LOSS	$(3,420,400)	$(9,875,464)

NET LOSS PER SHARE - BASIC	$(0.43)	$(1.23)
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING - BASIC	8,023,707	8,023,942

The accompanying notes are an integral part of these consolidated financial statements.

SEAENA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock				Additional		Other		Total
	Class B		Common Stock		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Stock	Deficit
Balance, December 31, 2005	-	$ -	8,019,971	$ 8,020	$ 23,022,486	$ (21,736,588)	$ -	$ -	$ 1,293,918

Shares issued for services	-	-	3,737	4	4,573	-	-	-	4,577
Shares issued in connection with the
acquisition of UC Laser Ltd.	2,276,795	2,277	-	-	7,966,506	-	-	-	7,968,783
Payments on certain liabilities from a shareholder
accounted for as a capital contribution	-		-	-	3,000,000	-	-	-	3,000,000
Net loss	-		-	-	-	(9,875,464)	-	-	(9,875,464)
Balance, December 31, 2006	2,276,795	2,277	8,023,708	8,024	33,993,565	(31,612,052)	-	-	2,391,814

Debt forgiveness, related party	-	-	-	-	229,799	-	-	-	229,799
Purchase treasury stock in exchange for
promissory note payable, UC Laser	-	-	-	-	-	-	-	(380,508)	(380,508)
Foreign currency translation adjustment	-	-	-	-	-	-	1,805	-	1,805
Net loss	-	-	-	-	-	(3,420,400)	-	-	(3,420,400)
Balance, December 31, 2007	2,276,795	$ 2,277	8,023,708	$ 8,024	$ 34,223,364	$ (35,032,452)	$ 1,805	$ (380,508)	$ (1,177,490)

The accompanying notes are an integral part of these consolidated financial statements.

SEAENA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(3,420,400)	$(9,875,464)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,297,019	1,394,350
Decrease in allowance for doubtful accounts	(76,450)	-
Bad debts expense	55,250	300,498
Loss on sale of equipment	51,984	-
Imputed interest	19,491	-
Common stock issued for services	-	4,577
Impairment of intangible assets	512,917	7,348,333
Decrease (increase) in assets:
Accounts receivable	271,418	204,841
Inventory	277,027	246,443
Other current assets	(43,698)	117,033
Other assets	16,843	-
Increase (decrease) in liabilities:
Accounts payable	23,176	249,039
Accrued expenses	(12,120)	(2,456,929)
Accrued interest, related party	321,769	169,297
Customer deposits	270,232	93,237
Net cash used in operating activities	(435,542)	(2,204,745)

CASH FLOW FROM INVESTING ACTIVITIES:
Cash acquired with UC Laser Ltd. acquisition	-	118,790
Proceeds from the sale of equipment	30,000	-
Payments to acquire equipment	(74,161)	(145,471)
Net cash used in investing activities	(44,161)	(26,681)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable, related parties	405,000	2,378,843
Proceeds from issuance of notes payable	-	3,047,616
Payments on notes payable, related parties	-	(200,000)
Payments on notes payable	-	(2,941,000)
Net cash provided by financing activities	405,000	2,285,459

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(74,703)	54,033
EFFECT OF EXCHANGE RATE CHANGES	1,805	-
CASH AND CASH EQUIVALENTS, Beginning of period	113,877	59,844

CASH AND CASH EQUIVALENTS, End of period	$40,979	$113,877

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH
INVESTING AND FINANCING ACTIVITIES:

Repurchase of class B convertible preferred stock
in exchange for a promissory note	$380,509	$-
Debt forgiveness on certain liabilities from minority interests in
a consolidated subsidiary accounted for as a capital contribution	$229,799	$-
Payments on certain liabilities from a shareholder
accounted for as a capital contribution	$-	$3,000,000

The accompanying notes are an integral part of these financial statements

SEAENA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Nature of Business and Significant Accounting Policies

Nature of Business

We are engaged in the distribution of etched crystal goods, as well as, the sale of laser machinery developed by us, which is used to produce the crystal-etched images. Revenues are derived through royalties granted to produce and distribute the goods, as well as, direct sales of machinery and finished goods. Various patented technologies are held by our subsidiaries. These technologies enable images to be etched deep within objects without disrupting the outer surface of the object. We currently operate primarily in the United States, China, and Europe.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of our wholly owned subsidiary Crystalix Group International, Inc. and its wholly owned subsidiaries, Crystalix USA Group, Inc., Lazer-Tek Designs, Inc., Lazer-Tek Designs Ltd., U.C. Laser, Ltd of Israel and its 51% owned subsidiary, Laser Design International, LLC (from the date of acquisition August 17, 2005). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company accounts and transactions have been eliminated in consolidation.

Stock Splits

On March 31, 2006, we effected a one-for-thirty five (1 for 35) reverse stock split of our common stock. All share information for common shares has been retroactively restated for this reverse stock split.

Change of Name and Change in Authorized Shares

On March 31, 2006, our shareholders’ approved and amendment to our articles of incorporation to change the Company name from “Crystalix Group International, Inc.” to “Seaena, Inc.” The articles of incorporation were also amended to reduce the authorized shares of common stock from 300,000,000 to 50,000,000.

Lines of Business

We assemble and sell laser equipment, together with our licensed laser inscription technology, to individuals and privately held businesses throughout the United States. Our subsidiary, Lazer-Tek designs, manufactures and sells laser inscribed gift crystals to privately held businesses and corporate customers throughout the United States.

Stock Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123”. We recognize the expense in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. As of December 31, 2007 and 2006, we had no options outstanding.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2007, we used estimates in determining the realization of its accounts receivable, inventory, its intangible assets, accrued expenses and the value of equity common stock and warrant instruments issued for compensation expense and financing costs. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash, accounts receivable, inventory, other current assets, accounts payable and accrued expenses, and customer deposits, the carrying amounts approximate fair value due to their short-term maturities. The amounts shown for notes and loans payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

Cash and Cash Equivalents

For purposes of the statements of cash flows, we define cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and accounts receivables. We place our cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. We extend credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. Management monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Management regularly reviews its accounts receivable balances for collectability and establishes an allowance for uncollectible accounts. During the years ended December 31, 2007 and 2006, we recognized $55,250 and $300,498 respectively, in bad debt expense.

Inventory

Inventory, consisting primarily of solid blank glass cubes, laser inscribed gift crystals and related accessories and electronic parts and accessories, are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment

Property and equipment consisting of improvements, machinery, equipment, computers, furniture, and fixtures are recorded at cost, and are depreciated using the straight-line method over their estimated useful lives. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. A summary of the estimated useful lives is as follows:

Description	Useful Life

Machinery and equipment	5-7 years
Vehicles	5 years
Furniture and fixtures	5 years
Computers and software	3-5 years

Intangible Assets

Intangible assets consist of product and laser licenses, capitalized software costs, artwork and copyrights, patents, trademarks, trade names, customer lists and relationships. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows.

Amortization is computed using the straight-line method over the estimated useful life of the assets (3-10 years) as follows:

Useful Life in Years
Licenses and related costs	10
Artwork Library	3
Customer Lists and relationships	5
Patent	6-8

For the years ended December 31, 2007 and 2006 we recognized an impairment loss on intangible assets of $512,917 and $7,348,333, respectively, which is included in impairment expense in the accompanying consolidated statements of operations. Amortization expense amounted to $954,561 and $957,143 for the years ended December 31, 2007 and 2006, respectively. Amortization expense is as follows for the years ended December 31:

2008	$793,768
2009	643,152
2010	643,152
2011	244,795
2012	243,474
Thereafter	-0-

$2,568,341

Revenue Recognition

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

Machine Sales

Revenue from the sale of laser etching machines is recognized when title and risk of loss transfers to the buyer. Customers are typically, afforded a thirty-day installation period in which the machine can be returned due to malfunction for a full refund. As a result, revenue is not recognized until the installation period lapses.

Royalty Revenue

We also recognizes royalty revenue from licensing its technology, only when earned, with no further contingencies or material performance obligations are warranted, and thereby have earned the right to receive and retain reasonably assured payments.

Costs of Revenue

Cost of revenue includes raw materials, component parts, shipping supplies, freight cost and customs, direct labor, and an overhead allocation based on manufacturing facility use. Shipping and handling costs is not a significant portion of the cost of revenue.

Advertising and Marketing Costs

We expenses advertising and marketing costs as incurred. Advertising and marketing expense for the years ended December 31, 2007 and 2006 amounted to $42,386 and $55,389, respectively.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes”. Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementatio! n of this standard has not had a material affect on the Company.

We, and all but two of our subsidiaries, file income tax returns in the United States. Two subsidiaries acquired during 2006 operate under foreign jurisdictions.

We classify tax-related penalties and net interest as income tax expense. As of December 31, 2007 and 2006, no income tax expense has been incurred. See Note 9.

Earnings (Loss) Per Share

We report loss per share in accordance with SFAS No. 128, "Earnings per Share”. Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares available. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted loss per share has not been presented since the effect of the assumed exercise of options and warrants to purchase common shares would have an anti-dilutive effect. The common equivalent shares outstanding at December 31, 2007 and 2006, was 2,276,795 shares of Class B preferred stock held in trust that are convertible into 6,505,129 shares of our common stock.

Segment Information

We follow the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information”. SFAS 131 requires public companies to report financial and descriptive information about their reportable operating segments. We identify its operating segments based on how management internally evaluates separate financial information (if available), business activities, and management responsibility. Management believes it operates in a single business segment as each entity operates in much the same manner as the next, and product lines are not exclusive to the point that a separate operating segment can be defined, therefore, we have not reported any separate segment information within these financial statements.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2007 and 2006, the foreign currency translation adjustment has been included in the consolidated statement of stockholders' equity (deficit) showing the change in comprehensive loss.

Research and Development

Research and development costs are expensed as incurred.

Reclassification

Certain reclassifications have been made to the 2006 balances to conform to the 2007 presentation.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows us to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on our financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. Management is currently evaluating the effect of this pronouncement on our financial position, results of operation or cash flows.

Note 2 – Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. We incurred a net loss for the year ended December 31, 2007 of $3,420,400, used cash for operating activities of $435,542 for the year ended December 31, 2007 and at December 31, 2007, had an accumulated deficit of $35,032,452 and a working capital deficit of $4,520,088. These conditions raise substantial doubt as to our ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We plan to take the following steps that management believes to be sufficient to provide the us with the ability to continue in existence. On January 15, 2008, we entered into a binding letter of intent with Concord Industries, Inc., a privately held Connecticut corporation, in which the Seaena will acquire Concord in a reverse acquisition. Management believes that this acquisition will provide synergies that enable the Company to continue as a going concern. While incorporating the strengths and expertise of both Seaena and Concord and newly created economies of scale, we believe that the management team will be able to achieve profitable operations, but there can be no assurance that it will be able to raise sufficient capital and generate positive cash flows from operations sufficient to sustain operations.

Note 3 – Acquisitions and Disposition

Acquisitions

U.C. Laser Ltd.

On January 1, 2006, our Asset Purchase Agreement with U.C. Laser Ltd. became effective, in which we purchased all of the assets of U.C. Laser used in connection with the manufacturing, distribution and marketing of its decorative images and products. The assets acquired include U.C. Laser’s subsidiaries, U.C. Laser, Inc. and CIC Laser Technologies Ltd., as well as U.C. Laser’s worldwide, exclusive license to use the colored glass technology owned by Laser Glass Ltd. Operations were included in the consolidated statements from January 1, 2006 forward through the date of discontinued operations on December 31, 2006.

In consideration for the purchased assets, we also assumed the liabilities arising from or related to the purchased assets and issued 2,276,795 shares of its Class B Preferred Stock valued at $7,968,783. These shares of Class B Preferred Stock collectively have voting rights equal to 45% of all voting rights of all of our capital stock outstanding immediately after the closing, determined on a fully diluted basis. Each share of Class B Preferred Stock is convertible into 2.857 shares of common stock so that collectively, the Class B Preferred Shares issued to U.C. Laser are convertible into 6,505,129 shares of our common stock, which, immediately after such conversion, will represent 45% of all shares of its capital stock then outstanding on a fully diluted basis.

We subsequently negotiated with the shareholders of U.C. Laser on May 3, 2007 to repurchase and hold in treasury as collateral 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement in exchange for a $400,000 Promissory Note and warrants to purchase up to 600,000 shares of our common stock at an exercise price of $0.575 per share, expiring on

December 31, 2010, and to shutdown the unprofitable operations of U.C. Laser. As a result, we have determined that a portion of the goodwill generated from this acquisition is not recoverable; therefore, we have taken a write down of goodwill in the amount of $7,348,333 during the year ended December 31, 2006.

The acquisition was accounted for using the purchase method of accounting. The purchase price of $7,968,783 was allocated to the fair value of the assets and liabilities. Management believes that the merger of these two companies formerly operating and competing separately as Seaena and Crystal Impressions, will enable us to increase operational efficiencies and take advantage of economies of scale, which will further assist in enabling us to continue as a going concern.

The fair value of the assets acquired and liabilities assumed is summarized as follows:

Cash	$ 118,790
Accounts receivable	942,226
Inventory	586,694
Other current assets	75,276
Property and equipment	966,847
Artwork	450,000
Patent	550,000
Customer list	2,000,000
Goodwill	7,348,333
Accounts payable and accrued expenses	(1,667,751)
Customer deposits	(12,519)
Notes payable	(2,789,113)
Notes payable, related parties	(600,000)
Purchase price	$7,968,783

We have included the operations of U.C. Laser from January 1, 2006. Artwork, patent and customer list are being amortized over 3, 8 and 5 years, respectively.

Note 4 - Inventory

Inventory at December 31, 2007 and 2006, consisted of the following:

	2007	2006

Glass blocks and pre-made images	$689,470	$961,937
Electronic parts and accessories	14,765	19,325
Total inventory	$704,235	$981,262

Note 5 - Property and Equipment

Property and equipment at December 31, 2007, consisted of the following:

	2007	2006

Computers and equipment	$1,616,559	$1,685,341
Vehicles	33,499	4,000
Furniture and fixtures	163,423	151,136
Leasehold improvements	54,277	41,661
	1,867,758	1,882,138
Less accumulated depreciation	1,093,500	757,600
	$774,258	$1,124,538

Depreciation expense for the years ended December 31, 2007 and 2006 was $354,171 and $637,207, respectively.

Note 6 – Note Payable

On May 3, 2007 we entered into an “Agreement and Mutual Release” with U.C. Laser Ltd (“UC”). Pursuant to the agreement, we issued a non-interest bearing promissory note in the amount of $400,000 due in full on November 3, 2007 with a discounted value of $380,508 based on a discount rate of 10%. The promissory note was modified on October 29, 2007 to extend the maturity date to May 3, 2008. We granted a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $0.575 per share, expiring on December 31, 2010. Imputed interest has also been recorded at our borrowing rate of 10%, which resulted in a carrying value of $380,508 originally, and $400,000 as of December 31, 2007. Interest expense of $19,492 has been recorded during the year ended December 31, 2007. Further, we agreed to repurchase and hold in treasury as collateral to the Prom! issory Note, 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement.

Note 7 – Notes Payable, Related Party

We had notes payable to our CEO, in which principal balances totaled $3,421,072 and $3,056,072 as of the years ended December 31, 2007 and 2006 respectively. The notes accrue interest at a rate of 10% per annum and are payable upon demand. We recorded interest expense to related parties in the amount of $321,769 and $396,632 for the years ended December 31, 2007 and 2006, respectively.

Note 8 – Minority Interest – Laser Design International, LLC

Effective April 8, 2005, we purchased a controlling interest (51%) in Laser Design International, LLC (“LDI”) to gain control over certain patents held by LDI. Earnings and cash flows are allocable based on ownership percentages; however, no earnings have been distributed as of December 31, 2007. LDI’s assets, liabilities, and earnings are consolidated and the minority partners’ interest in LDI is included in the Company’s financial statements as minority interest (income). Minority interest was not recorded at December 31, 2007 since LDI’s liabilities exceeded their assets at the date of acquisition and LDI incurred a net loss from the date of acquisition to December 31, 2007.

SEAENA, INC. AND SUBSIDIARIES	December 31, 2007

Total current liabilities	$5,779,145
Minority interest, net	-0-
Total stockholders’ equity	(1,177,490)

$4,601,655

Note 9 - Stockholders' Deficit

Common stock

2007

There have been no issuances of common stock during the year ended December 31, 2007.

2006

During the year ended December 31, 2006, we issued 3,737 shares of common stock for services valued at $4,577.

During the year ended December 31, 2006, a stockholder of the Company re-paid a note payable to bank in the amount of $3,000,000. The repayment of this note by the stockholder is recorded as a capital contribution.

Class B Preferred Stock

2007

In 2007, we entered into an agreement with the former U.C. Laser, Ltd. shareholders to repurchase the 2,276,795 Series B preferred shares issued to them as a result of the Company’s acquisition of U.C. Laser Ltd. The terms called for us to issue a note payable in the amount of $400,000 and a total of 600,000 warrants with an exercise price of $0.575 in consideration for return of 2,276,795 Series B preferred shares. As of December 31, 2007, the note has not been paid and the Series B preferred shares remain in a trust account as collateral on the promissory note.

2006

Effective March 31, 2006, we amended our articles of incorporation to designate a Class B preferred stock. The Class B preferred stock has a par value of $0.001 per share and there are 5,000,000 Class B preferred shares authorized.

The holders of Class B Preferred Stock shall vote together with the holders of shares of common stock as a single voting group. Each holder of Class B Preferred Stock shall be entitled to such number of votes as shall be equal to the whole number of shares of common stock into which such holder’s aggregate number of shares of Class B Preferred Stock are then convertible.

At the option of the holder, the Class B Preferred Stock may be converted at any time into fully paid and non-assessable shares of common stock, to the extent that the Company has available authorized and un-issued shares of Common Stock to issue upon such conversion. The number of shares of common stock to which a holder of Class B Preferred Stock shall be entitled upon such conversion shall be the product obtained by multiplying the Class B Conversion Rate then in effect by the number of shares of Class B Preferred Stock being converted. Currently, each outstanding share of Class B Preferred Stock shall be converted into 2.857 shares of duly authorized, validly issued, fully paid and non-assessable common stock. In addition, all outstanding shares of Class B Preferred Stock shall be callable for conversion by us at any time after we have sufficient authorized shares of common st! ock available for issuance on conversion of all outstanding shares of Class B Preferred Stock. Any such call for conversion shall be for the conversion of all outstanding shares of Class B Preferred Stock, and shall be effected by delivery of written notice of call to the holders of record of the Class B Preferred Stock, which notice shall indicate the Company’s intent to call all outstanding shares of Class B Preferred Stock and shall specify the effective date of the call. Upon such conversion, all outstanding shares of Class B Preferred Stock shall be converted into at the then effective Class B Conversion Rate into authorized, validly issued, fully paid and non-assessable shares of common stock.

In the event we declare or pay any dividend on our common stock, an equivalent dividend will be declared or paid, as applicable, with respect to outstanding shares of Class B Preferred Stock, determined based on the total number of whole shares of common stock which would be outstanding if all outstanding shares of Class B Preferred Stock were then converted into Common Stock.

Upon any liquidation, dissolution, the holders of Class B Preferred Stock shall be entitled to a distribution of assets legally available for distribution, equivalent to what is distributed to holders of common stock, determined on an as-if converted basis.

Note 10 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of our deferred tax liabilities and assets as of December 31, 2007 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss	$7,160,000	$6,032,000
Stock issued for services and financing costs	1,808,000	1,808,000

Allowance for doubtful accounts	31,000	56,000
	8,999,000	7,896,000
Deferred tax liabilities
Step-up in basis of intangibles	(167,000)	(247,000)
Depreciation of property and equipment	(58,000)	(694,000)
Other basis differences for assets acquired	(251,000)	(251,000)
	(476,000)	(1,192,000)
Net deferred allowance	8,253,000	6,704,000
Less valuation allowance	(8,523,000)	$(6,704,000)
	$-	$-

At December 31, 2007, we had federal net operating loss ("NOL") carry-forwards of approximately $21,060,000. Federal NOL’s could, if unused, begin to expire in 2018.

The valuation allowance increased by $1,819,000 and $685,000 during 2007 and 2006, respectively.

The reconciliation of the federal statutory rate to the effective income tax rate for the years ended December 31, 2007 and 2006 is as follows:

2007	2006
Federal income tax rate	(34.0%)	(34.0%)
Loss for which no federal
benefit was received	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

Utilization of the net operating loss and tax credit carry-forwards is subject to significant limitations imposed by the change in control under I.R.C. 382, limiting its annual utilization to the value of the Company at the date of change in control times the federal discount rate.

Note 11 - Related Party Transactions

During the year ended December 31, 2007, the minority partners in LDI forgave the remaining unpaid purchase price of $229,799. The debt forgiveness was recorded as additional paid in capital with no impact to our net loss.

During the year ended December 31, 2006, a stockholder re-paid a note payable to a bank in the amount of $3,000,000. The repayment of this note by the stockholder is recorded as a capital contribution.

Note 12 – Commitments and Contingencies

Leases

As of December 31, 2007, we are committed to three operating leases for our facilities located in the United States and China. We currently lease approximately 16,000 square feet of office and manufacturing space in the United States. This lease expires on June 30, 2008. Our monthly rental payment is approximately $10,500 or $63,000 for the remainder of the lease term. We lease both office and manufacturing space in China under two separate lease agreements. Our lease for 3,600 square feet of office space expires August 31, 2008 and requires a monthly lease payment of $1,672 or $13,376 over the remaining term of the lease. We are further committed to 9,800 square feet of manufacturing space at $2,898 per month. This lease expires on October 31, 2008 and our expected payments in 2008 are $28,980.

The following is a schedule by years of future minimum rental payments required under operating leases that have non-cancelable lease terms:

Year ending December 31, 2008	$105,356

Rent expense amounted to $253,139 and $228,299 for the years ended December 31, 2007 and 2006, respectively.

Note 13 – Impairment Expense

We purchased U. C. Laser Ltd. effective January 1, 2006. Based on the purchase allocation, we assigned $7,348,333 to goodwill. At the time, we believed that this amount was fully recoverable based on the due diligence performed prior to the acquisition and on the projections prepared by U.C. Laser Ltd’s management. During the fourth quarter of 2006, we determined that U.C. Laser Ltd was not generating revenue and expanding into new markets as originally expected. We have been forced to close the unprofitable operations and are currently negotiating with the former shareholder for the repurchase of the Series B preferred shares issued in the acquisition for a fraction of the original value. Based on the analysis performed by us as of December 31, 2006, the goodwill recognized as a result of the acquisition of U.C. Laser Ltd is not recoverable and has been written off.

Note 14 - Subsequent Events

On January 15, 2008, we entered into a binding letter of intent with Concord Industries, Inc., a privately held Connecticut corporation (“Concord”), pursuant to which we will acquire Concord in a reverse acquisition. It is proposed that we will issue a number of shares equal to 60% of the shares then outstanding to the Concord shareholders in exchange for their Concord shares. 53% of the shares would be released to the Concord shareholders at closing and 7% would be held in escrow and released upon having achieved certain milestones over the three-year period following the closing.