Form 10-K/A
period 2007-12-31
SEAENA INC.
filed 2008-04-03
CIK 1091356

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________	to ___________

Commission file number 000-29781

SEAENA, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0104557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1181 Grier Drive, Suite B
Las Vegas, Nevada	89119
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 740-4616

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                                                                                                                                                                                         ☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

                                                                                                                                                                                                                         ☐ Yes  ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐     No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal quarter. $1,206,556 based on a share value of $0.36 per share              .

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

None.

**EXPLANATORY NOTE: This Amendment No. 1 to Form 10-K is being filed to insert the Report of Independent Registered Public Accounting Firm for the year ended December 31, 2006 and to insert a paragraph in Item 9A(T) relating to the Registrant not being required to provide an attestation of its independent registered public accounting firm for the year ended December 31, 2007.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

ITEM 1B. UNRESOLVED STAFF COMMENTS.

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

On January 15, 2008, we entered into a binding Letter of Intent with Concord Industries whereby we will acquire Concord in a reverse acquisition.  Pursuant to the agreement, we have agreed to issue a number of shares equal to 60% of the shares then outstanding to the Concord shareholders in exchange for 100% of the issued and outstanding Concord shares.  Upon closing, we will issue 53% of the shares to the Concord shareholders and 7% will be held in escrow and released upon the achievement of certain milestones over a three-year period following the closing. It is managements’ expectation that the consummation of this agreement will open up additional distribution channels and product lines resulting in substantial growth for both companies. The original Letter of intent expires on March 31, 2008. We have jointly agreed to extend the closing until May 15, 2008.

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

We have taken the following steps that we believe will be sufficient to provide us with the ability to continue in existence. On January 15, 2008, we entered into a binding letter of intent to acquire Concord Industries, Inc., a privately held Connecticut corporation. The acquisition, subject to certain milestones and conditions, is expected to be completed before the end of the second quarter. Our management believes that the merger of our company with Concord Industries, Inc. will enable us to continue as a going concern. While incorporating the strengths and expertise of both Seaena and Concord Industries with newly created economies of scale, we believe that the management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to complete the acquisition or sustain operations.

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

Intangible Assets. Intangible assets consist of product and laser licenses, capitalized software costs, website development costs, artwork and copyrights, trademarks, trade names, customer lists and relationships and were mostly acquired with the purchase of Laser-Tek and UC Laser. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we evaluate intangible assets and other long-lived assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends, and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Amortization is computed using the straight-line method over the estimated useful life of the assets.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, (“SFAS 159”). SFAS 159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a re-measurement event date. Upon adoption of SFAS 159, fair value accounting may also be elected for existing financial assets and liabilities. For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred. SFAS 159 is effective January 1, 2008, with early adoption permitted as of January 1, 2007. We anticipate adopting SFAS 159 concurrent with the adoption of SFAS 157 on January 1, 2008, but have not yet determined the financial impact, if any, upon adoption.

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

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

On May 3, 2007 we entered into an “Agreement and Mutual Release” with U.C. Laser Ltd (“UC”). Pursuant to the agreement, we issued a non-interest bearing promissory note in the amount of $400,000 due in full on November 3, 2007 with a discounted value of $380,508 based on a discount rate of 10%. The promissory note was modified on October 29, 2007 to extend the maturity date to May 3, 2008. We granted a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $0.575 per share, expiring on December 31, 2010. Imputed interest has also been recorded at our borrowing rate of 10%, which resulted in a carrying value of $380,508 originally, and $400,000 as of December 31, 2007. Interest expense of $19,492 has been recorded during the year ended December 31, 2007. Further, we agreed to repurchase and hold in treasury as collateral to the Promissory Note, 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement.

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

Name	Title	Date

/s/Doug E. Lee	President	April 1, 2008
Doug E. Lee	(Principal Financial Officer)

/s/Kevin T. Ryan	Chief Executive Officer & Director	April 1, 2008
Kevin T. Ryan	(Principal Executive Officer)

/s/Robert Mc Dermott	Director	April 1, 2008
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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/Weaver & Martin, LLC

Weaver & Martin, LLC

Kansas City, Missouri

March 31, 2008

Report of Independent Registered Public Accounting Firm

Stockholders and Directors

Seaena, Inc.

We have audited the accompanying consolidated balance sheet of Seaena, Inc. as of December 31, 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seaena, Inc. as of December 31, 2006 and the consolidated results of its operations and cash flows for each of the years in the two–year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and is dependent upon the continued sale of its securities or obtaining debt financing for funds to meet its cash requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ DeJoya Griffith & Co.

DeJoya Griffith & Co.

Las Vegas, Nevada

April 16, 2007

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

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore the implementation of this standard has not had a material affect on the Company.

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

Note 6 – Note Payable

On May 3, 2007 we entered into an “Agreement and Mutual Release” with U.C. Laser Ltd (“UC”). Pursuant to the agreement, we issued a non-interest bearing promissory note in the amount of $400,000 due in full on November 3, 2007 with a discounted value of $380,508 based on a discount rate of 10%. The promissory note was modified on October 29, 2007 to extend the maturity date to May 3, 2008. We granted a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $0.575 per share, expiring on December 31, 2010. Imputed interest has also been recorded at our borrowing rate of 10%, which resulted in a carrying value of $380,508 originally, and $400,000 as of December 31, 2007. Interest expense of $19,492 has been recorded during the year ended December 31, 2007. Further, we agreed to repurchase and hold in treasury as collateral to the Promissory Note, 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement.

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

At the option of the holder, the Class B Preferred Stock may be converted at any time into fully paid and non-assessable shares of common stock, to the extent that the Company has available authorized and un-issued shares of Common Stock to issue upon such conversion. The number of shares of common stock to which a holder of Class B Preferred Stock shall be entitled upon such conversion shall be the product obtained by multiplying the Class B Conversion Rate then in effect by the number of shares of Class B Preferred Stock being converted. Currently, each outstanding share of Class B Preferred Stock shall be converted into 2.857 shares of duly authorized, validly issued, fully paid and non-assessable common stock. In addition, all outstanding shares of Class B Preferred Stock shall be callable for conversion by us at any time after we have sufficient authorized shares of common stock available for issuance on conversion of all outstanding shares of Class B Preferred Stock. Any such call for conversion shall be for the conversion of all outstanding shares of Class B Preferred Stock, and shall be effected by delivery of written notice of call to the holders of record of the Class B Preferred Stock, which notice shall indicate the Company’s intent to call all outstanding shares of Class B Preferred Stock and shall specify the effective date of the call. Upon such conversion, all outstanding shares of Class B Preferred Stock shall be converted into at the then effective Class B Conversion Rate into authorized, validly issued, fully paid and non-assessable shares of common stock.

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