Form 10-Q
period 2008-03-31
SEAENA INC.
filed 2008-05-20
CIK 1091356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29781

SEAENA, INC.

(Exact name of registrant as specified in its charter)

Nevada	80-0104557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1181 Grier Drive, Suite B
Las Vegas, Nevada 89119

(Address of principal executive offices)

(702) 740-4616

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 20, 2008, was 8,023,707 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

SEAENA, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash	$73,064	$40,979
Accounts receivable	220,161	377,502
Inventory	673,587	704,235
Prepaid expenses	179,378	136,341
Total current assets	1,146,190	1,259,057

Property, plant and equipment net of accumulate depreciation of $1,162,465 and $1,093,500, respectively	711,061	774,258

Other assets:
Licenses and related costs, net of accumulated amortization of $864,046 and $822,900, respectively	781,756	822,901
Customer lists and relationships, net of accumulated amortization of $610,856 and $398,356, respectively	1,101,644	1,616,559
Patent, net of accumulated amortization of of $176,463 and $156,820, respectively	373,537	393,180
Artwork, net of accumulated amortization of $186,884 and $149,384, respectively	113,116	150,616
Total other assets	2,373,053	2,983,256

Total assets	$4,277,304	$4,601,655

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$744,826	$711,281
Accrued liabilities	241,474	219,863
Accrued interest – related party	587,283	499,449
Customer deposits	487,963	487,480
Note payable	400,000	400,000
Note payable – related party	3,681,072	3,461,072
Total current liabilities	6,142,618	5,779,145

Stockholders’ Equity:
Preferred stock, class A, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Preferred stock, class B, $0.001 par value, 5,000,000 shares authorized, 2,276,795 shares issued and outstanding	2,277	2,277
Common stock, $0.001 par value, 100,000,000 shares authorized 8,023,707 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	8,024	8,024
Treasury stock	(380,508)	(380,508)
Additional paid-in capital	34,223,364	34,223,364
Foreign currency translation adjustment	2,024	1,805
Accumulated (deficit)	(35,770,495)	(35,032,452)
Total stockholders’ (deficit)	(1,915,314)	(1,177,490)

Total liabilities and stockholders’ (deficit)	$4,227,304	$4,601,655

The accompanying notes are an integral part of these condensed consolidated financial statements

SEAENA, INC.
Condensed Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2008	2007
	(unaudited)

Revenue	$649,060	$795,689
Cost of goods sold	428,487	559,622

Gross profit	220,573	236,067

Expenses:
General and administrative expenses	397,184	432,584
Payroll and related benefits	180,131	283,060
Depreciation, depletion and amortization	267,254	329,587
Total operating expenses	844,569	1,045,231

Net operating (loss)	(623,996)	(809,164)

Other income (expense):
Interest expense, net	(3,390)	-
Interest expense – related party	(87,834)	(39,863)
Other	(22,823)	(15,345)
Total other income (expense)	(114,047)	(55,208)

Net (loss) before income tax and minority interest	(738,043)	(864,372)

Provision for income taxes	-	-
Minority interest in income of consolidated subsidiary	-	-

Net (loss)	$(738,043)	$(864,372)

Weighted average number of common shares outstanding - basic and fully diluted	8,023,707	8,023,707

Net (loss) per share - basic and fully diluted	$(0.09)	$(0.11)

The accompanying notes are an integral part of these condensed consolidated financial statements

SEAENA, INC.
Condensed Consolidated Statements of Cash flows

	For the Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Cash flows from operating activities
Net (loss)	$(738,043)	$(864,372)
Depreciation and amortization	267,254	329,587
Allowance for doubtful accounts	(27,800)	-
Bad debt expense	90,637	-
Adjustments to reconcile net (loss) to cash used in operating activities:
Accounts receivable	144,504	162,648
Inventory	30,648	(8,401)
Other current assets	(93,037)	4,539
Accounts payable	33,545	152,013
Accrued liabilities	21,611	119,517
Accrued interest - related party	87,834	38,968
Customer deposits	483	(49,149)
Net cash used in operating activities	(182,364)	(114,650)

Cash flows from investing activities
Purchase of fixed assets	(5,770)	(2,888)
Net cash used in investing activities	(5,770)	(2,888)

Cash flows from financing activities
Proceeds from note payable – related party	220,000	210,000
Net cash provided from financing activities	220,000	210,000

Net increase (decrease) in cash	31,866	92,462
Effects of exchange rate	219	-
Cash - beginning	40,979	113,877
Cash - ending	$73,064	$206,339

Supplemental disclosures:
Interest paid	$3,415	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements

SEAENA, INC

Notes to Condensed Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation. All such adjustments are of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results to be expected for a full year. Certain amounts in the prior year statements have been reclassified to conform to the current year presentations. The accompanying Condensed Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries, and Laser Design International, LLC (“LDI”), which is 51% owned by the Company and, as such, is required to be consolidated. Minority interest has not been recorded since LDI’s accumulated losses exceed the Company’s investment in the subsidiary. All significant inter-company accounts and transactions have been eliminated. The statements should be read in conjunction with the financial statements and footnotes thereto included in our Form 10-K for the period ended December 31, 2007.

In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three months ended March 31, 2008 is not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

NOTE 3 – INVENTORY
Inventory at March 31, 2008, consists of the following:

Glass blocks, pre-made images and related products	$658,822
Electronic parts and accessories	14,765

$673,587

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment at March 31, 2008, consist of the following:

Computers and equipment	$1,622,328
Vehicles	33,499
Furniture and fixtures	163,423
Leasehold improvements	54,277
1,873,527
Less accumulated depreciation and amortization	(1,162,466)
$711,061

NOTE 5 – NOTE PAYABLE
On May 3, 2007 we entered into an “Agreement and Mutual Release” with U.C. Laser Ltd (“UC”). Pursuant to the agreement, we issued a non-interest bearing promissory note in the amount of $400,000 due in full on November 3, 2007 with a discounted value of $380,508 based on a discount rate of 10%. The promissory note was modified on October 29, 2007 to extend the maturity date to May 3, 2008, and a further extension of the note has been granted extending the maturity date to September 30, 2008. We granted a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $0.575 per share, expiring on December 31, 2010. Imputed interest has also been recorded at the Company’s borrowing rate of 10% which resulted in a carrying value of $380,508 originally and $400,000 as of March 31, 2008. Interest expense of $19,492 had been recorded during the year ended December 31, 2007. Further, the Company agreed to repurchase and hold in treasury as collateral to the Promissory Note, 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement. The note is currently in default and negotiations are in progress to extend the maturity date.

NOTE 6 – NOTES PAYABLE - RELATED PARTIES
We had notes payable to our CEO, in which principal balances totaled $3,681,072 as of the period ending March 31, 2008. The notes accrue interest at a rate of 10% per annum and are payable upon demand. We recorded interest expense to related parties in the amount of $87,834 and $39,863 for the three months ending March 31, 2008 and 2007, respectively.

NOTE 7 – MINORITY INTEREST – LASER DESIGN INTERNATIONAL, LLC
Effective April 8, 2005, the Company purchased a controlling interest (51%) in Laser Design International, LLC (“LDI”) to gain control over certain patents held by LDI. Earnings and cash flows are allocable based on ownership percentages; however, no earnings have been distributed as of March 31, 2008. LDI’s assets, liabilities, and earnings are consolidated with those of the Company and the minority partners’ interest in LDI is included in the Company’s financial statements as minority interest income.

SEAENA, INC. AND SUBSIDIARIES	March 31, 2008

Total current liabilities	$6,142,618
Minority interest, net	(395,837)
Total stockholders’ equity	(1,519,477)

$4,227,304

NOTE 8 – SUBSEQUENT EVENTS

On April 30, 2008 we authorized the issuance 500,000 shares of free-trading common stock for payment on a consultant’s outstanding accounts payable balance. These shares were valued at $40,000; the fair market value of the underlying shares. The shares remain un-issued as of the date of this report.

On April 30, 2008 we authorized the issuance 546,314 shares of restricted common stock to seven different Officers and employees as a bonus for services rendered. These shares were valued at $43,705; the fair market value of the underlying shares. The shares remain un-issued as of the date of this report.

On May 19, 2008 the deadline on the Letter of Intent that outlines a potential merger with Concord Industries was extended from May 15, 2008 to July 15, 2008.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	inability to raise additional financing for working capital;
•	actions and initiatives taken by both current and potential competitors;
•	deterioration in general or regional economic, market and political conditions;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures and repayment of debt;
•	our ability to recruit and hire key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly traded manufacturer and distributor of subsurface laser etched glass. During 2008, our management team has focused on reducing general and administrative expenses in part by increasing operational efficiencies and replacing staff with individuals that are more qualified. With an increased reliance on production from our China facility, we feel we will be able to continue to improve our efficiencies in manufacturing. Transitioning more of our production from the US to China will also allow us to focus our US operations more on sales and marketing efforts, which should enhance our overall revenue growth.

Our vision is to focus on growing the sales staff while also introducing new products and/or technologies into our existing distribution channels. This will allow us to diversify our product offerings and provide additional revenue channels. We are further utilizing independent representatives across the globe to increase our coverage without significantly increasing overhead. These representatives have been recruited based on abilities, client base, and geographic location and are trained on our product, technology, and core philosophy of superior customer service and quality.

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

The digital camera has changed the photo finishing market; fewer photos are being printed, but rather stored digitally or printed at home on personal computers. This has created a necessity for the photo finishers to offer ancillary products as a way to alleviate the pressure caused by lost revenue in the finishing process. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. Our customized software platform allows companies to send the photo or image data via the Internet, thus providing photographers of all sizes the ability to offer our product with little or no additional overhead. The proprietary software manipulates the image whereby the lasers can engrave a replica of the image in glass. Beginning in 2007, we have implemented an Internet-based order processing system with a significant online photoproduct distributor. Our distributor represents a growing percentage of photo developers and distributors of the ancillary products produced from photos. As a result, our products are now available through a number of online photo processing sites. We are also continuously negotiating the placement of our products in photo kiosks set up by the larger photo processors in brick and mortar retail locations.

We have secured direct glass suppliers in China who have offered more competitive pricing, with the expectation of reducing glass and component costs significantly. This has enabled us to approach our retail pricing matrix more aggressively which has given us a competitive advantage over our competition. Our facility in China has been totally restructured and is now fully operational and servicing both Asia and Europe. We are establishing and re-building existing relationships with independent representatives for product distribution. This facility gives us a permanent presence in China to assist in negotiating with current and potential vendors on an ongoing basis for raw materials, as well as, direct access to new product development. We expect to decrease, not only our production and raw material costs as a percentage of sales, but also to increase our production efficiencies which should result in improved gross margins. We are also in negotiations with other potential independent operators who wish to purchase our retail laser machines. Accordingly, we expect increases in product sales to meet or surpass projections. This projected increase in revenues, coupled with an anticipated increase in gross margins, should allow us to continue with plans of growth and profitability.

On January 15, 2008, we entered into a binding Letter of Intent with Concord Industries whereby we will acquire Concord in a reverse acquisition. Pursuant to the agreement, we have agreed to issue a number of shares equal to 60% of the shares then outstanding to the Concord shareholders in exchange for 100% of the issued and outstanding Concord shares. Upon closing, we will issue 53% of the shares to the Concord shareholders and 7% will be held in escrow and released upon the achievement of certain milestones over a three-year period following the closing. It is managements’ expectation that the consummation of this agreement will open up additional distribution channels and product lines resulting in substantial growth for both companies. The original Letter of intent expires on March 31, 2008. We have jointly agreed to extend the closing until July 15, 2008.

Results of Operations for the three months ended March 31, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

INCOME:

	For the three months ended March 31,		Increase (Decrease)
	2008	2007	$	%

Revenue	$649,060	$795,689	$(146,629)	(18%)
Cost of Sales	428,487	559,622	(131,135)	(23%)

Gross Profit	$220,573	$236,067	(15,494)	(7%)

Gross Profit Percentage of Sales	34%	30%	$-	4%

Revenue

Our revenue for the three months ended March 31, 2008 totaled $649,060 compared to $795,689 in 2007 representing a decline in gross revenue of $146,629. In the first three months of 2008, approximately 65% of our total revenue was attributable to custom orders for corporate specialty and promotional items, which totaled $422,752 compared to $430,902 or 55% of total revenue in the first three months of 2007. We are focusing additional marketing efforts in the photo industry as well as developing relationships with similar companies whereby we can expand our product line and distribution channels. Our revenue generated from royalties has declined by 33% to $51,439 in the first quarter of 2008 compared to $77,217 for the same period in 2007 due to decreased royalty payments. We anticipate royalties to remain consistent throughout the upcoming year. The remainder of our revenue is generated through sales of raw materials, glass etching, and add-on products. In the three months ended March 31, 2008, this totaled $174,869 and $287,570 in the same period of 2007, resulting in a decrease of $130,734 in 2008.

Cost of goods sold/ Gross profit percentage of sales

Our cost of goods sold for the three months ended March 31, 2008 was $428,487 compared to $559,622 for the three months ended March 31, 2007 representing a decrease of $131,135 or 23% in 2008. Cost of goods sold in the first quarter of 2008 consisted primarily of glass, product bases, and transportation costs. Transportation costs of $47,466 represent approximately 11% of our total cost of goods sold in 2008 while it consisted of $110,370, or 44% in 2007. The reduction in transportation costs was primarily due to improvements in logistics and shipping management. In the first three months of 2008, our cost of materials was $165,014 or 39% and in 2007 material costs were $112,872 or 37%. We attribute the increase in material costs directly to the weaker currency exchange rate of the US$ to the Chinese Yuan.

EXPENSES:

	For the Three Months Ended March 31,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative	$397,184	$432,584	$(35,400)	(8%)
Payroll and related benefits	180,131	283,060	(102,929)	(36%)
Depreciation and amortization	267,254	329,587	(62,333)	(19%)
Total operating expenses	844,569	1,045,231	(200,662)	(19%)

Loss from operations	(623,996)	(809,164)	(185,168)	(23%)

Other income (expense):
Interest expense, net	(3,390)	-	3,390	-
Interest expense, related party	(87,834)	(39,863)	47,971	120%
Other	(22,823)	(15,345)	7,478	49%
Total other income (expense)	(114,047)	(55,208)	58,839	107%

Net loss	$(738,043)	$(864,372)	$(126,329)	(15%)

General and Administrative

Our general and administrative expenses were $397,184 and $432,584 for the three months ended March 31, 2008 and 2007, respectively. The decrease of $35,400 or 8% resulted from management’s restructuring and streamlining of administrative overhead through the elimination of redundancies previously existing between our subsidiaries. The majority of our efficiencies were gained through our reduction in travel expenditures of 60% or $19,794 over the first quarter of 2008.

Payroll Expenses

Payroll and related benefits for the three months ended March 31, 2008 decreased by $102,929 or 36% from $283,060 for the three months ended March 31, 2007 to $180,131 for the three months ended March 31, 2008 decrease is the result of management’s ability to control expenses and implement operational efficiencies.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2008 decreased by $62,333 or 19% from $329,587 for the three months ended March 31, 2007 to $267,254 for the three months ended March 31, 2008. The decrease is principally due to the reduction in amortization as a result of a patent that was written of as impaired at the end of 2007 and no longer amortized during 2008.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2008 were $844,569 compared to $1,045,231 for the three months ended March 31, 2007. The decrease of $200,662 or 19% was primarily due to the operational efficiencies gained from acquisitions

Loss from Operations

Our net operating loss for the three months ended March 31, 2008 was $623,996 compared to a net operating loss of $809,164 for the three months ended March 31, 2007. Net operating income (loss) is the result of revenue minus total expenses, which, despite declining revenues is principally due to operational efficiencies gained from acquisitions.

Other Income (Expenses)

Interest expense for the three months ended March 31, 2008 increased by $3,390 from $-0- for the three months ended March 31, 2007. The increase is due to credit card interest of $3,390 in the first three months of 2008.

Interest expense due to a related party increased for the three months ended March 31, 2008 by $47,971 or 120% from $39,863 for the three months ended March 31, 2007 compared to $87,834 for the three months ended March 31, 2008 due to additional loans made to us by the CEO.

Other income (expense) for the three months ended March 31, 2008 increased by $7,478 or 49% from $15,345 of other expenses for the three months ended March 31, 2007 to $22,823 of other expenses for the three months ended March 31, 2008.

Net (loss)

Our net loss of $738,043 for the three months ended March 31, 2008 decreased by $126,329 or 15% compared to a net loss of $864,372 for the three months ended March 31, 2007. Our decreased net loss is primarily attributable to management controls that enabled a reduction of expenditures in excess of the decrease in sales during the three months ending March 31, 2008.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can increase our product deliveries to market, complete additional acquisitions and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at March 31, 2008 compared to December 31, 2007.

			Increase / (Decrease)
	March 31, 2008	December 31, 2007	$	%

Current Assets	$1,146,190	$1,259,057	$(112,867)	(9%)
Current Liabilities	(6,142,618)	(5,779,145)	(363,473)	(6%)
Working Capital (Deficit)	$(4,996,428)	$(4,520,088)	$476,340	11%

At March 31, 2008, we had a working capital deficit of $4,996,428 as compared to $4,520,088 at December 31, 2007. We had cash and cash equivalents of $73,064 at March 31, 2008 as compared to $40,979 at December 31, 2007. The increase in the working capital deficit is principally due to the additional debt required to fund ongoing operations and the loss generated during the three months ended March 31, 2008.

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

Our current cash on hand plus cash expected to be generated from operations will not be sufficient to sustain our current operations and service our outstanding debt for the next twelve months. Without giving effect to the potential merger with Concord, we will need to issue debt or equity securities of approximately $600,000 in the short-term in order to sustain operations until such time that we can generate positive cash flow from our operations.

During the three months ended March 31, 2008, our financing activities provided cash of $220,000, while our operating and investing activities used cash of $182,364 and $5,770, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been limited by a lack of adequate working capital. As of March 31, 2008, we had available cash of $73,064. Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and growth. Consequently, we will be required to seek additional capital in the future to fund growth through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available, it may take either the form of debt or equity.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation of us as a going concern. We incurred a net loss for the three months ended March 31, 2008 of $738,043, used cash for operating activities of $182,364 for the three months ended March 31, 2008, and at March 31, 2008 had an accumulated deficit of $35,770,495 and a working capital deficit of $4,996,428. These conditions raise substantial doubt as to our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have taken the following steps that we believe will be sufficient to provide us with the ability to continue in existence. On January 15, 2008, we entered into a binding letter of intent to acquire Concord Industries, Inc., a privately held Connecticut corporation. The acquisition, subject to certain milestones and conditions, is expected to be completed before the end of the third quarter of 2008. Our management believes that the merger of our company with Concord Industries, Inc. will enable us to continue as a going concern. While incorporating the strengths and expertise of both Seaena and Concord Industries with newly created economies of scale, we believe that the management team will be able to achieve profitable operations, but there can be no assurance that we will be able to raise sufficient capital and generate positive cash flows from operations sufficient to complete the acquisition or sustain operations.

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

Recent Accounting Developments

In December 2007, the FASB issued SFAS 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (Consolidated Financial Statements).” SFAS 160 establishes accounting and reporting standards for a non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. In addition, SFAS 160 requires certain consolidation procedures for consistency with the requirements of SFAS 141, “Business Combinations.” SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. We are evaluating the effect, if any, that the adoption of SFAS 160 will have on our results of operations, financial position, and the related disclosures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Our Chief Executive Officer, Kevin Ryan, and Principal Financial Officer, Doug Lee, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on the evaluation, Messrs. Ryan and Lee concluded that our disclosure controls and procedures are effective in timely altering them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

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

To date, we have not had profitable operations. We expect to continue to incur additional losses for the current year. We had a net loss of $738,043 for the three months ended March 31, 2008, used $182,364 of cash for operating activities of in the three months ended March 31, 2008, and at March 31, 2008 had an accumulated deficit of $35,770,495. These conditions raise substantial doubt about our ability to continue as a going concern. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues and general and administrative expenses. We may never be able to achieve or sustain our revenue or profit goals.

We have a working capital deficiency and insufficient cash, which raises substantial doubt about our ability to sustain business operations.

At March 31, 2008, we had cash of $73,064 and a working capital deficiency of $4,996,428. Accordingly, we are dependent upon external financing such as an offering of debt and/or equity securities or continued borrowing from our CEO to continue operations. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year. However, if this funding is unavailable, we will not be able to continue operations.

We may be unable to pay the U.C. Laser debt, and may be required to issue additional debt or equity securities which will dilute your investment and could cause a change of control.

As mentioned, we have a significant working capital deficiency and have not generated sufficient capital from operations to continue as a going concern without outside financing or loans from officers. Our financial condition and continued reliance on outside financing raises the risk that we will not be able to pay our debts when they become due. Obtaining additional financing could result in a dilutive issuance of debt or equity securities on terms that are not favorable to us or to your investment in our shares.

In 2007, we issued a $400,000 promissory note in connection with the renegotiated transaction with U.C. Laser. Pursuant to that note, we are holding 2,276,795 shares of class B preferred stock as collateral for the note. In accordance with the terms of the note. If we are unable to pay the note as extended we may be required to relinquish the 2,276,795 shares of class B preferred stock to U.C. Laser, which are convertible into 6,505,129 shares of our common stock, or approximately 45% of outstanding common stock. If we are required to provide U.C. Laser with the preferred shares it will negatively affect your relative ownership position in our shares and will result in a change of control of our Company.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have not been late in any of our SEC reports through March 31, 2008.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue any of our equity securities during the three months ended March 31, 2008.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2008.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Amendment to U.C. Laser Asset Purchase Agreement dated February 1, 2006		8-K		2.2	04/05/06
2.2	Second Amendment to U.C. Laser Asset Purchase Agreement dated March 9, 2006		8-K		2.3	04/05/06
3.1(i)(a)	Articles of Incorporation of Crystalix Group International, Inc.		10-KSB	12/31/02	3.1	04/03/03
3.1(i)(c)	Certificate of Amendment to Articles of Incorporation		8-K		3.1	04/05/06
3.1(ii)	Amended and Restated Bylaws of Americabilia.com, Inc.		10-12G		3.2	03/03/00
4.1	Certificate of Designation of Class B Preferred Stock		8-K		4.1	04/05/06
4.2	Warrant issued to U.C. Laser Ltd. dated May 3, 2007		8-K		4.1	05/24/07
10.1	Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006		8-K		10.1	04/05/06
10.2	Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006		8-K		10.2	04/05/06
10.3	Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006		8-K		10.3	04/05/06
10.4	Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of January 8, 2007		8-K		10.1	05/24/07
10.5	Amendment to Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of May 3, 2007		8-K		10.2	05/24/07
10.6	Promissory Note to U.C. Laser Ltd. dated May 3, 2007		8-K		10.3	05/24/07
10.7	Pledge Agreement for the benefit of U.C. Laser Ltd. dated May 3, 2007		8-K		10.4	05/24/07

10.8	Concord Industries Binding letter of intent dated January 15, 2008		8-K	10.1	01/18/08
31.1	Certification of Kevin T, Ryan Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Doug Lee, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Kevin T. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Doug Lee, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAENA, INC.
(Registrant)

By:
Doug Lee, President
(On behalf of the Registrant and as Principal Financial Officer)

Date: May 20, 2008