Form 10-Q
period 2008-06-30
SEAENA INC.
filed 2008-08-13
CIK 1091356

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 10, 2008, was 9,070,021 shares.

PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Seaena, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$25,166	$40,979
Accounts receivable, net of allowance of $85,600 and $90,000, respectively	217,126	377,502
Inventory	654,192	704,235
Prepaid expenses	111,636	136,341
Total current assets	1,008,120	1,259,057

Property, plant and equipment, net of accumulated depreciation of $1,226,753 and $1,093,500, respectively	646,775	774,257
Other assets:
Licenses and related costs, net of accumulated amortization of $905,191, and $822,900	740,610	822,901
Customer lists and relationships, net of accumulated amortization of $598,356 and $398,356	1,001,644	1,201,644
Patent, net of accumulated amortization of $196,105 and $156,820	353,895	393,180
Artwork, net of accumulated amortization of $224,384 and $149,384	75,616	150,616
Total other assets	2,171,765	2,568,341
Total assets	$3,826,660	$4,601,655

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$723,948	$711,281
Accrued expenses	175,975	219,863
Accrued interest, related party	680,019	499,449
Customer deposits	350,061	487,480
Note payable	400,000	400,000
Notes payables, related party	3,743,072	3,461,072
Total current liabilities	6,073,075	5,779,145

Stockholders' equity:
Preferred stock - Class A, $0.001 par value; 10,000,000 shares authorized; no Class A shares issued and outstanding	-	-
Preferred stock - Class B, $0.001 par value; 5,000,000 shares authorized; 2,276,795 Class B shares issued and outstanding	2,277	2,277
Common stock; $0.001 par value; 100,000,000 shares authorized; 9,070,021 and 8,023,707 shares issued and outstanding, respectively	9,070	8,024
Treasury stock	(380,508)	(380,508)
Additional paid-in capital	34,306,023	34,223,364
Foreign currency translation adjustment	2,052	1,805
Accumulated (deficit)	(36,185,329)	(35,032,452)
Total stockholders' (deficit)	(2,246,415)	(1,177,490)
Total liabilities and stockholders' (deficit)	$3,826,660	$4,601,655

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaena, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	For the three months Ended June 30,		For the six months Ended June 30,
	2008	2007	2008	2007

Revenue	$759,594	$857,692	$1,408,654	$1,653,381
Cost of goods sold	387,526	443,153	816,013	749,008

Gross profit	372,068	414,539	592,641	904,373

Expenses:
General and administrative	216,273	276,894	613,457	726,011
Payroll and related benefits	189,224	448,075	369,355	984,837
Depreciaton and amortization	262,574	341,393	529,828	654,511
Total operating expenses	668,071	1,066,362	1,512,640	2,365,359

Net operating (loss)	(296,003)	(651,823)	(919,999)	(1,460,986)

Other income (expense):
Interest expense, net	(2,011)	(9,751)	(5,401)	(10,590)
Interest expense, related party	(92,736)	(111,294)	(180,570)	(150,263)
Loss on sale of equipment	-	(51,984)	-	(51,984)
Other	(4,484)	(10,890)	(27,307)	(26,291)
Total other income (expense)	(99,231)	(183,919)	(213,278)	(239,128)

Net (loss) before income taxes and minority interest	(395,234)	(835,742)	(1,133,277)	(1,700,114)

Provision for income taxes	-	-	-	-
Minority interest in income of consolidated subsidiary	-	-	-	-

Net (loss)	$(395,234)	$(835,742)	$(1,133,277)	$(1,700,114)

Weighted average number of common shares outstanding - basic and fully diluted	8,725,082	8,023,707	8,374,395	8,023,707

Net (loss) oer share - basic and fully diluted	$(0.05)	$(0.10)	$(0.14)	$(0.21)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Seaena, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net (loss)	$(1,133,277)	$(1,700,114)
Adjustment to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	529,828	654,511
Decrease in allowance for doubtful accounts	(4,400)	-
Bad debts expense	86,824	44,696
Loss on sale of equipment	-	51,984
Imputed interest	-	6,113
Common stock issued for services, related party	18,000	-
Common stock issued for services	65,705	-
Decrease (increase) in assets:
Accounts receivable	127,952	213,312
Inventory	50,043	147,051
Prepaid expenses	(25,295)	(50,190)
Increase (decrease) in liabilities:
Accounts payable	12,666	44,726
Accrued expenses	(43,888)	1,863
Accrued interest, related party	180,570	150,263
Customer deposits	(137,419)	144,014
Net cash used in operating activities	(272,691)	(291,771)

Cash flows from investing activities:
Proceeeds from sale of equipment	-	30,000
Payments to acquire equipment	(5,770)	(8,497)
Net cash provided by (used in) investing activities	(5,770)	21,503

Cash flows from financing activities:
Proceeds from issuance of notes payable, related parties	282,000	210,000
Payments to minority interests of distributed earnings	(19,600)	-
Net cash provided by financing activities	262,400	210,000

Net increase (decrease) in cash	(16,061)	(60,268)
Effect of exchange rate changes	248	-
Cash, beginning of period	40,979	113,877
Cash, end of period	$25,166	$53,609

Supplemental disclosures:
Interest Paid	$5,401	$-
Income taxes paid	$-	$-

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

In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. The results of the three and six months ended June 30, 2008 is not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

NOTE 2 – GOING CONCERN
The accompanying condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue as a going concern is dependent upon attaining profitable operations based on the development of products that can be sold. We intend to use borrowings and sales of securities to mitigate the effects of our cash position, however, no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue in existence.

NOTE 3 – INVENTORY
Inventory at June 30, 2008, consisted of the following:

Glass blocks, pre-made images and related products	$639,427
Electronic parts and accessories	14,765
$654,192

NOTE 4 – PROPERTY AND EQUIPMENT
Property and equipment at June 30, 2008, consisted of the following:

Computers and equipment	$1,622,329
Vehicles	33,499
Furniture and fixtures	163,423
Leasehold improvements	54,277
1,873,528
Less accumulated depreciation and amortization	(1,226,753)
$646,775

NOTE 5 – NOTE PAYABLE
On May 3, 2007 we entered into an “Agreement and Mutual Release” with U.C. Laser Ltd (“UC”). Pursuant to the agreement, we issued a non-interest bearing promissory note in the amount of $400,000 due in full on November 3, 2007 with a discounted value of $380,508 based on a discount rate of 10%. The promissory note was modified on October 29, 2007 to extend the maturity date to May 3, 2008, and a further extension of the note has been granted extending the maturity date to September 30, 2008. We granted a warrant to purchase up to 600,000 shares of our common stock at an exercise price of $0.575 per share, expiring on December 31, 2010. Imputed interest has also been recorded at the Company’s borrowing rate of 10% which resulted in a carrying value of $380,508 originally and $400,000 as of June 30, 2008. Interest expense of $19,492 had been recorded during the year ended December 31, 2007. Further, the Company agreed to repurchase and hold in treasury as collateral to the Promissory Note, 2,276,795 shares of its class B preferred stock that had previously been issued to UC pursuant to the 2006 acquisition agreement.

NOTE 6 – NOTES PAYABLE - RELATED PARTIES
We had notes payable to our CEO with principal balances totaled $3,743,072 as of the period ended June 30, 2008. The notes accrue interest at a rate of 10% per annum and are payable upon demand. We recorded interest expense to related parties in the amount of $180,570 and $111,294 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 7 – MINORITY INTEREST – LASER DESIGN INTERNATIONAL, LLC
Effective April 8, 2005, we purchased a controlling interest (51%) in Laser Design International, LLC (“LDI”) to gain control over certain patents held by LDI. Earnings and cash flows are allocable based on ownership percentages. In May of 2008 LDI distributed a total of $40,000 in earnings to the partnerships members, of which, we received $20,400. LDI’s assets, liabilities, and earnings are consolidated with ours and the minority partners’ interest in LDI is included in our financial statements as minority interest income.

SEAENA, INC. AND SUBSIDIARIES	June 30, 2008

Total current liabilities	$6,073,075
Minority interest, net	(368,369)
Total stockholders’ equity	(1,878,046)
$3,826,660

NOTE 8 – STOCKHOLDERS’ EQUITY

On April 30, 2008, we issued 500,000 shares of common stock for payment on a consultant’s outstanding accounts payable balance. These shares were valued at $40,000; the fair market value of the underlying shares.

On April 30, 2008, we issued 546,314 shares of restricted common stock to related parties as compensation for services rendered. These shares were valued at $43,705; the fair market value of the underlying shares.

During May of 2008, our majority owned subsidiary, LDI, distributed $40,000 of accumulated earnings, of which, we received $20,400. The remaining $19,600 was distributed to the minority partners.

NOTE 9 – SUBSEQUENT EVENTS

On August 12, 2008, the closing date on the Letter of Intent that outlines a potential merger with Concord Industries was extended from July 15, 2008 to a date that is ninety (90) days after completing a minimum of $3,000,000 in working capital financing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We are a publicly traded manufacturer and distributor of subsurface laser etched glass. During the first half of 2008, our management team has focused on reducing general and administrative expenses in part by increasing operational efficiencies and replacing staff with individuals that are more qualified. With an increased reliance on production from our China facility, we feel we will be able to continue to improve our efficiencies in manufacturing. Transitioning more of our production from the US to China is anticipated to allow us to focus our US operations more on sales and marketing efforts, which should enhance our overall revenue growth.

Our vision is to focus on growing the sales staff while also introducing new products and/or technologies into our existing distribution channels. This is structured to allow us to diversify our product offerings and provide additional revenue channels. We are further utilizing independent representatives across the globe to increase our coverage without significantly increasing overhead. These representatives have been recruited based on abilities, client base, and geographic location and are trained on our products, technology, and core philosophy of superior customer service and quality.

Our goal to aggressively increase our client base is showing great promise, based on new orders and inquires. Our two-dimensional portrait line is growing rapidly and is anticipated to be one of our better revenue channels by the end of the 2008. We are currently in discussions to further enhance our distribution through other national supply chains. We have experienced an increase in demand for new products in the photo processing industry providing us with what management believes to be a significant growth opportunity.

The digital camera has changed the photo finishing market; fewer photos are being printed, but rather stored digitally or printed at home on personal computers. This has created a necessity for the photo finishers to offer ancillary products as a way to alleviate the pressure caused by lost revenue in the finishing process. We are focused on building strategic relationships in this industry and will aggressively continue to seek market share. Our customized software platform allows companies to send the photo or image data via the Internet, thus providing photographers of all sizes the ability to offer our product with little or no additional overhead. The proprietary software manipulates the image to allow the lasers to engrave a replica of the image in glass. Beginning in 2007, we have implemented an Internet-based order processing system with a significant online photoproduct distributor. Our distributor represents a growing percentage of photo developers and distributors of the ancillary products produced from photos. As a result, our products are now available through a number of online photo processing sites. We are also continuously negotiating the placement of our products in photo kiosks set up by the larger photo processors in brick and mortar retail locations.

We have secured direct glass suppliers in China who have offered more competitive pricing, with the expectation of reducing glass and component costs significantly. This has enabled us to approach our retail pricing matrix more aggressively, which management believes gives us a competitive advantage over our competition. Our facility in China has been restructured and is now fully operational and servicing both Asia and Europe. We are establishing and re-building existing relationships with independent representatives for product distribution. This facility gives us a permanent presence in China to assist in negotiating with current and potential vendors on an ongoing basis for raw materials, as well as, direct access to new product development. We expect to decrease, not only our production and raw material costs as a percentage of sales, but also to increase our production efficiencies, which should result in improved gross margins. We are also in negotiations with other potential independent operators who wish to purchase our retail laser machines. Accordingly, we expect increases in product sales to meet or surpass projections. This projected increase in revenues, coupled with an anticipated increase in gross margins, should allow us to continue with plans of growth and profitability.

On January 15, 2008, we entered into a binding Letter of Intent with Concord Industries, whereby we are seeking to acquire Concord in a reverse acquisition. Pursuant to the letter of intent, we would issue a number of shares equal to 60% of the shares then outstanding to the Concord shareholders in exchange for 100% of the issued and outstanding Concord shares. Upon closing, 53% of the shares would be issued to the Concord shareholders and 7% would be held in escrow and released upon the achievement of certain milestones over a three-year period following the closing. The original Letter of intent expired on March 31, 2008 and was subsequently verbally extended until July 15, 2008. On August 12, 2008, we extended the closing date to be a date that is ninety (90) days after completion of a minimum of $3,000,000 in working capital financing, required under the Letter of Intent.

Results of Operations for the three months ended June 30, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

INCOME:

	For the three months ended June 30,		Increase (Decrease)
	2008	2007	$		%

Revenue	$759,594	$857,692	$	(98,098)	(11)%
Cost of Sales	387,526	443,153		(57,627)	(13)%
Gross Profit	$372,068	$414,539		(42,471)	(10)%
Gross Profit Percentage of Sales	49%	48%		-	1%

Revenue

Our revenue for the three months ended June 30, 2008 totaled $759,594 compared to $857,692 in 2007 representing a decline in gross revenue of $98,098. In the three months ended June 30, 2008, approximately 46% of our total revenue was attributable to custom orders for corporate specialty and promotional items, which totaled $349,464 compared to $406,149 or 47% of total revenue in the three months ended June 30, 2008. We are focusing additional marketing efforts in the photo industry as well as developing relationships with similar companies whereby we can expand our product lines and distribution channels. Our revenue generated from royalties has increased by 102% to $60,315 in the second quarter of 2008 compared to $29,865 for the same period in 2007, due to the addition of new license agreements, along with settlements of previously disputed agreements in the prior year. We anticipate royalties to remain consistent throughout the upcoming year. The remainder of our revenue is generated through sales of raw materials, glass etching, and add-on products. In the three months ended June 30, 2008, this totaled $349,815 and $421,678 in the same period of 2007, resulting in a decrease of $71,863 in 2008.

Cost of goods sold/ Gross profit percentage of sales

Our cost of goods sold for the three months ended June 30, 2008 was $387,526 compared to $443,153 for the three months ended June 30, 2007 representing a decrease of $57,627 or 13% in 2008. Cost of goods sold in the second quarter of 2008 consisted primarily of glass, product bases, and transportation costs. Transportation costs of $47,466 represent approximately 12% of our total cost of goods sold in 2008 while it consisted of $74,610, or 17% in 2007. The reduction in transportation costs was primarily due to improvements in logistics and shipping management. In the second three months of 2008, our cost of materials was $343,328 or 89% and in 2007 material costs were $298,355 or 67%. We attribute the increase in material costs directly to the weaker currency exchange rate of the US$ to the Chinese Yuan.

EXPENSES:

	For the Three Months Ended June 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative	$216,273	$276,894	$(60,621)	(22)%
Payroll and related benefits	189,224	448,075	(258,851)	(58)%
Depreciation and amortization	262,574	341,393	(78,819)	(23)%
Total operating expenses	668,071	1,066,362	(398,291)	(37)%

Net operating (loss)	(296,003)	(651,823)	(355,820)	(55)%

Other income (expense):
Interest expense, net	(2,011)	(9,751)	(7,740)	(79)%
Interest expense, related party	(92,736)	(111,294)	(18,558)	(17)%
Loss on sale of equipment	-	(51,984)	(51,984)	-
Other	(4,484)	(10,890)	(6,406)	(59)%
Total other income (expense)	(99,231)	(183,919)	(84,688)	(46)%

Net loss	$(395,234)	$(835,742)	$(440,508)	(53)%

General and Administrative

Our general and administrative expenses were $216,273 and $276,894 for the three months ended June 30, 2008 and 2007, respectively. The decrease of $60,621 or 22% resulted from management’s restructuring and streamlining of administrative overhead through the elimination of redundancies previously existing between our subsidiaries. The majority of our efficiencies were gained through our reduction in travel expenditures and trade show costs of 34% or $17,460 during the second quarter of 2008.

Payroll Expenses

Payroll and related benefits for the three months ended June 30, 2008 decreased by $258,851 or 58% from $448,075 for the three months ended June 30, 2007 to $189,224 for the three months ended June 30, 2008. The decrease is the result of management’s ability to control expenses and implement operational efficiencies.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2008 decreased by $78,819 or 23% from $341,393 for the three months ended June 30, 2007 to $262,574 for the three months ended June 30, 2008. The decrease is principally due to the reduction in amortization as a result of a patent that was written off as impaired at the end of 2007 and no longer amortized during 2008.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2008 were $668,071 compared to $1,066,362 for the three months ended June 30, 2007. The decrease of $398,291 or 37% was primarily due to the operational efficiencies gained from past acquisitions.

Loss from Operations

Our net operating loss for the three months ended June 30, 2008 was $296,003 compared to a net operating loss of $651,823 for the three months ended June 30, 2007. Net operating income (loss) is the result of revenue minus total expenses, which, despite declining revenues has improved principally due to operational efficiencies gained from past acquisitions.

Other Income (Expenses)

Interest expense for the three months ended June 30, 2008 decreased by $7,740 from $9,751 for the three months ended June 30, 2007 compared to $2,011 for the three months ended June 30, 2008. The decrease is principally due to the timing of credit card payments and related interest charges.

Interest expense due to a related party decreased for the three months ended June 30, 2008 by $18,558 or 17% from $111,294 for the three months ended June 30, 2007 compared to $92,736 for the three months ended June 30, 2008 due to the timing of additional loans and repayments made to us by the CEO.

Other income (expense) for the three months ended June 30, 2008 decreased by $(6,406) or 59% from $(10,890) of other expenses for the three months ended June 30, 2007 to $(4,484) of other expenses for the three months ended June 30, 2008.

Net (loss)

Our net loss of $395,234 for the three months ended June 30, 2008 decreased by $440,508 or 53% compared to a net loss of $835,742 for the three months ended June 30, 2007. Our decreased net loss is primarily attributable to management controls that enabled a reduction of expenditures in excess of the decrease in sales during the three months ended June 30, 2008.

Results of Operations for the six months ended June 30, 2008 and 2007 compared.

The following tables summarize selected items from the statement of operations for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

INCOME:

	For the six months ended June 30,		Increase (Decrease)
	2008	2007	$	%

Revenue	$1,408,654	$1,653,381	$(244,727)	(15)%
Cost of Sales	816,013	749,008	67,005	9%

Gross Profit	$592,641	$904,373	(311,732)	(34)%

Gross Profit Percentage of Sales	42%	55%	$-	(13)%

Revenue

Our revenue for the six months ended June 30, 2008 totaled $1,408,654 compared to $1,653,381 in 2007 representing a decline in gross revenue of $244,727. In the six months ended June 30, 2008, approximately 55% of our total revenue was attributable to custom orders for corporate specialty and promotional items, which totaled $772,216 compared to $837,051 or 51% of total revenue in the six months ended June 30, 2008. We are focusing additional marketing efforts in the photo industry as well as developing relationships with similar companies whereby we can expand our product line and distribution channels. Our revenue generated from machine sales has increased to $140,300 during the six months ended June 30, 2008 compared to $3,500 for the same period in 2007 due to our shift away from leasing laser etching machines in favor of outright machine sales. We anticipate this trend to continue as existing machines age and technological advancements improve. In addition, our royalty revenues grew at a modest 4% in the six months ended June 30, 2008 with revenues of $111,755 compared to $107,081 for the same period in 2007. The remainder of our revenue is generated through sales of raw materials, glass etching, and add-on products. In the six months ended June 30, 2008, this totaled $384,383 and $705,749 in the same period of 2007, resulting in a decrease of $321,366 in 2008.

Cost of goods sold/ Gross profit percentage of sales

Our cost of goods sold for the six months ended June 30, 2008 was $816,013 compared to $749,008 for the six months ended June 30, 2007 representing an increase of $67,005 or 9% in 2008. Cost of goods sold in the second quarter of 2008 consisted primarily of glass, product bases, and transportation costs. Transportation costs of $86,165 represent approximately 11% of our total cost of goods sold in 2008 while it consisted of $209,586, or 28% in 2007. The reduction in transportation costs was primarily due to improvements in logistics and shipping management. During the six months ended June 30, 2008, our cost of materials was $597,130 or 73% and in 2007 material costs were $410,949 or 55%. We attribute the increase in material costs directly to the weaker currency exchange rate of the US$ to the Chinese Yuan.

EXPENSES:

	For the Six Months Ended June 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
General & administrative	$613,457	$726,011	$(112,554)	(16)%
Payroll and related benefits	369,355	984,837	(615,482)	(62)%
Depreciation and amortization	529,828	654,511	(124,683)	(19)%
Total operating expenses	1,512,640	2,365,359	(852,719)	(36)%

Net operating (loss)	(919,999)	(1,460,986)	(540,987)	(37)%

Other income (expense):
Interest expense, net	(5,401)	(10,590)	(5,189)	(49)%
Interest expense, related party	(180,570)	(150,263)	30,307	20%
Loss on sale of equipment	-	(51,984)	(51,984)	-
Other	(27,307)	(26,291)	1,016	4%
Total other income (expense)	(213,278)	(239,128)	(25,850)	(11)%

Net loss	$(1,133,277)	$(1,700,114)	$(566,837)	(33)%

General and Administrative

Our general and administrative expenses were $613,457 and $726,011 for the six months ended June 30, 2008 and 2007, respectively. The decrease of $112,554 or 16% resulted from management’s restructuring and streamlining of administrative overhead through the elimination of redundancies previously existing between our subsidiaries. The majority of our efficiencies were gained through our reduction in travel expenditures and trade show costs of 31% or $24,313 over the six months ended June 30, 2007.

Payroll Expenses

Payroll and related benefits for the six months ended June 30, 2008 decreased by $615,482 or 62% from $984,837 for the six months ended June 30, 2007 to $369,355 for the six months ended June 30, 2008. The decrease is the result of management’s ability to control expenses and implement operational efficiencies in a down market.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2008 decreased by $124,683 or 19% from $654,511 for the six months ended June 30, 2007 to $529,828 for the six months ended June 30, 2008. The decrease is principally due to the reduction in amortization as a result of a patent that was written off as impaired at the end of 2007 and no longer amortized during 2008.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2008 were $1,512,640 compared to $2,365,359 for the six months ended June 30, 2007. The decrease of $852,719 or 36% was primarily due to the operational efficiencies gained from past acquisitions.

Loss from Operations

Our net operating loss for the six months ended June 30, 2008 was $919,999 compared to a net operating loss of $1,460,986 for the six months ended June 30, 2007. Net operating income (loss) is the result of revenue minus total expenses, which, despite declining revenues has improved principally due to operational efficiencies gained from past acquisitions.

Other Income (Expenses)

Interest expense for the six months ended June 30, 2008 decreased by $5,189 from $10,590 for the six months ended June 30, 2007 compared to $5,401 for the six months ended June 30, 2008. The decrease is principally due to the timing of credit card payments and related interest charges.

Interest expense due to a related party increased for the six months ended June 30, 2008 by $30,307 or 20% from $150,263 for the six months ended June 30, 2007 compared to $180,570 for the six months ended June 30, 2008 due to additional loans made to us by the CEO.

Other income (expense) for the six months ended June 30, 2008 increased by $1,016 or 4% from $26,291 of other expenses for the six months ended June 30, 2007 to $27,307 of other expenses for the six months ended June 30, 2008.

Net (loss)

Our net loss of $1,133,277 for the six months ended June 30, 2008 decreased by $566,837 or 33% compared to a net loss of $1,700,114 for the six months ended June 30, 2007. Our decreased net loss is primarily attributable to management controls that enabled a reduction of expenditures in excess of the decrease in sales during the six months ended June 30, 2008.

Liquidity and Capital Resources

A critical component of our operating plan impacting our continued existence is the ability to obtain additional capital through additional equity and/or debt financing. We do not anticipate generating sufficient positive internal operating cash flow until such time as we can increase our product deliveries to market, complete additional corporate acquisitions and generate substantial revenues, which may take the next few years to fully realize. In the event we cannot obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. This would materially impact our ability to continue operations.

The following table summarizes our current assets, liabilities and working capital at June 30, 2008 compared to December 31, 2007.

			Increase / (Decrease)
	June 30, 2008	December 31, 2007	$	%

Current Assets	$1,008,120	$1,259,057	$(250,937)	(20)%
Current Liabilities	(6,073,075)	(5,779,145)	293,930	5%
Working Capital (Deficit)	$(5,064,955)	$(4,520,088)	$544,867	12%

At June 30, 2008, we had a working capital deficit of $5,064,955 as compared to $4,520,088 at December 31, 2007. We had cash and cash equivalents of $25,166 at June 30, 2008 as compared to $40,979 at December 31, 2007. The increase in the working capital deficit is principally due to the additional debt required to fund ongoing operations and the loss generated during the six months ended June 30, 2008.

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

During the six months ended June 30, 2008, our financing activities provided cash of $262,400, while our operating and investing activities used cash of $272,691 and $5,770, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Satisfaction of our cash obligations for the next 12 months.

Historically, our plan of operation has been limited by a lack of adequate working capital. As of June 30, 2008, we had available cash of $25,166. Over the next twelve months, we believe that existing capital and anticipated funds from operations will not be sufficient to sustain operations and growth. Consequently, we will be required to seek additional capital in the future to fund growth through additional equity or debt financing or credit facilities. No assurance can be made that such financing would be available, and if available, it may take either the form of debt or equity.

We intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity, or debt financing or credit facilities. We must implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition, and results of operations.

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

Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate our continuation of us as a going concern. We incurred a net loss for the six months ended June 30, 2008 of $1,133,277, used cash for operating activities of $272,691 for the six months ended June 30, 2008, and at June 30, 2008 had an accumulated deficit of $36,185,329 and a working capital deficit of $5,064,955. These conditions raise substantial doubt as to our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Furthermore, our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

We have eliminated non-critical personnel and expenditures, reduced travel and renegotiated leases, debt and product pricing while building a strong team of qualified and dedicated personnel. We believe we can grow revenues during the next twelve months without a significant increase to overhead.

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

PART II—OTHER INFORMATION

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

To date, we have not had profitable operations. We expect to continue to incur additional losses for the current year. We had a net loss of $1,133,277 for the six months ended June 30, 2008, used $272,691 of cash for operating activities of in the six months ended June 30, 2008, and at June 30, 2008 had an accumulated deficit of $36,185,329. These conditions raise substantial doubt about our ability to continue as a going concern. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues and general and administrative expenses. We may never be able to achieve or sustain our revenue or profit goals.

We have a working capital deficiency and insufficient cash, which raises substantial doubt about our ability to sustain business operations.

At June 30, 2008, we had cash of $25,166 and a working capital deficiency of $5,064,955. Accordingly, we are dependent upon external financing such as an offering of debt and/or equity securities or continued borrowing from our CEO to continue operations. If we can obtain this funding, we believe we will be able to increase our revenues sufficiently to sustain and grow our operations for the remainder of the fiscal year. However, if this funding is unavailable, we will not be able to continue operations.

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

In 2007, we issued a $400,000 promissory note in connection with the renegotiated transaction with U.C. Laser. Pursuant to that note, we are holding 2,276,795 shares of class B preferred stock as collateral for the note. In accordance with the terms of the note, if we are unable to pay the note, as extended, we may be required to relinquish the 2,276,795 shares of class B preferred stock to U.C. Laser, which are convertible into 6,505,129 shares of our common stock, or approximately 45% of outstanding common stock. If we are required to provide U.C. Laser with the preferred shares it will negatively affect your relative ownership position in our shares and will result in a change of control of our Company.

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

We face competition from Seaena licensees in the glass subsurface engraving industry. To compete; we may be forced to offer lower prices, resulting in reduced revenues. Additionally, we will continue to pursue enforcement of the patent for the subsurface laser engraving process.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission. Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. We have not been late in any of our SEC reports through June 30, 2008.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 100,000,000 shares of common stock, 10,000,000 shares of Class A preferred and 5,000,000 shares of Class B preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting an investment in our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 30, 2008, we issued 500,000 shares of common stock for payment on a consultant’s outstanding accounts payable balance. We believe that the issuance of the shares was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

On April 30, 2008, we issued 546,314 shares of restricted common stock to related parties as compensation for services rendered. We believe that the issuance of the shares were exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2).

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the quarter ended June 30, 2008.

Item 5. Other Information.

On August 12, 2008, we entered into an amendment to the Concord Industries letter of intent to extend the closing date of the merger to a date that is ninety (90) days after we complete a minimum of $3,000,000 in working capital financing. A copy of Amendment No. 1 to the Letter of Intent is attached hereto as Exhibit 10.9.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Amendment to U.C. Laser Asset Purchase Agreement dated February 1, 2006		8-K		2.2	04/05/06
2.2	Second Amendment to U.C. Laser Asset Purchase Agreement dated March 9, 2006		8-K		2.3	04/05/06
3.1(i)(a)	Articles of Incorporation of Crystalix Group International, Inc.		10-KSB	12/31/02	3.1	04/03/03
3.1(i)©	Certificate of Amendment to Articles of Incorporation		8-K		3.1	04/05/06
3.1(ii)	Amended and Restated Bylaws of Americabilia.com, Inc.		10-12G		3.2	03/03/00
4.1	Certificate of Designation of Class B Preferred Stock		8-K		4.1	04/05/06
4.2	Warrant issued to U.C. Laser Ltd. dated May 3, 2007		8-K		4.1	05/24/07
10.1	Escrow Agreement by and among Seaena, Inc., U.C. Laser Ltd., and Nevada Title Company dated March 31, 2006		8-K		10.1	04/05/06
10.2	Stockholder Agreement by and among Seaena, Inc., Kevin Ryan, and U.C. Laser Ltd. dated February 1, 2006		8-K		10.2	04/05/06
10.3	Registration Rights Agreement by and between Seaena, Inc. and U.C. Laser Ltd. dated February 1, 2006		8-K		10.3	04/05/06
10.4	Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of January 8, 2007		8-K		10.1	05/24/07
10.5	Amendment to Agreement and Mutual Release by and between U.C. Laser Ltd. and Seaena, Inc. dated as of May 3, 2007		8-K		10.2	05/24/07

10.6	Promissory Note to U.C. Laser Ltd. dated May 3, 2007		8-K	10.3	05/24/07
10.7	Pledge Agreement for the benefit of U.C. Laser Ltd. dated May 3, 2007		8-K	10.4	05/24/07
10.8	Concord Industries Binding letter of intent dated January 15, 2008		8-K	10.1	01/18/08
10.9	Amendment No. 1 to Binding Letter of Intent with Concord Industries, Inc. dated August 12, 2008	X
31.1	Certification of Kevin T, Ryan Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Doug Lee, Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Kevin T. Ryan, Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X
32.2	Certification of Doug Lee, Principal Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SEAENA, INC.
(Registrant)

By:	\s\ Doug Lee
Doug Lee, President
(On behalf of the Registrant and as Principal Financial Officer)

Date: August 13, 2008